Form 10-Q
period 1995-04-01
THERMO CARDIOSYSTEMS INC
filed 1995-05-05
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended April 1, 1995.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-10114


                            THERMO CARDIOSYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Massachusetts                                                    04-3027040
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   470 Wildwood Street, P.O. Box 2697
   Woburn, Massachusetts                                            01888-2697
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at April 28, 1995
         ----------------------------   -----------------------------
         Common Stock, $.10 par value              23,162,622
PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Balance Sheet - Assets as of April 1, 1995 and December 31, 1994 (In thousands)

                                           April 1, 1995    December 31, 1994
                                           -------------    -----------------
   Current Assets:
     Cash and cash equivalents                   $ 8,224              $ 9,378
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $18,525
       and $29,978)                               18,410               29,585
     Accounts receivable, less allowances
       of $256 and $225                            3,611                4,256
     Inventories:
       Raw materials                               3,518                3,123
       Work in process                             1,086                  836
                                                 -------              -------
                                                  34,849               47,178
                                                 -------              -------

   Machinery, Equipment and Leasehold
     Improvements, at Cost                         2,106                1,841

     Less: Accumulated depreciation
           and amortization                        1,021                  899
                                                 -------              -------
                                                   1,085                  942
                                                 -------              -------
   Long-term Available-for-sale
     Investments, at Quoted Market
     Value (amortized cost of $60,942
     and $46,863)                                 60,607               45,426
                                                 -------              -------
   Long-term Prepaid Income Taxes                    117                  379
                                                 -------              -------
   Other Assets                                      832                  939
                                                 -------              -------
                                                 $97,490              $94,864
                                                 =======              =======


   The accompanying notes are an integral part of these financial statements.




                                        2PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (a) Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                           April 1, 1995    December 31, 1994
                                           -------------    -----------------

   Current Liabilities:
     Accounts payable                            $ 1,278             $   800
     Accrued payroll and employee benefits           518                 507
     Accrued income taxes                            922                 613
     Deferred revenue                                 55                 258
     Other accrued expenses                          312                 323
     Due to parent company and Thermo
       Electron Corporation                          828                 556
                                                 -------             -------
                                                   3,913               3,057
                                                 -------             -------
   Long-term Obligations:
     Noninterest-bearing subordinated
       convertible debentures                     33,000              33,000
     5 1/2% Subordinated convertible notes           450                 450
                                                 -------             -------
                                                  33,450              33,450
                                                 -------             -------

   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 22,972,751 and
       22,878,202 shares issued                    2,297               2,288
     Capital in excess of par value               57,334              57,081
     Retained earnings                             2,418               1,266
     Treasury stock at cost, 52,289 and
       46,204 shares                              (1,630)             (1,089)
     Net unrealized loss on available-for-sale
       investments                                  (292)             (1,189)
                                                 -------             -------
                                                  60,127              58,357
                                                 -------             -------
                                                 $97,490             $94,864
                                                 =======             =======


   The accompanying notes are an integral part of these financial statements.





                                        3PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (b) Statement of Income for the three months ended April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                    Three Months Ended
                                              -------------------------------
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------

   Revenues                                         $ 4,392          $ 2,060
                                                    -------          -------

   Costs and Operating Expenses:
     Cost of revenues                                 1,928            1,164
     Selling, general and administrative
       expenses                                         973              644
     Expenses for research and development              824              793
                                                    -------          -------
                                                      3,725            2,601
                                                    -------          -------

   Operating Income (Loss)                              667             (541)

   Interest Income                                    1,197              999
   Interest Expense                                     (92)             (48)
   Gain on Sale of Investments                            -               97
                                                    -------          -------

   Income Before Provision for Income Taxes           1,772              507
   Provision for Income Taxes                           620              205
                                                    -------          -------
   Net Income                                       $ 1,152          $   302
                                                    =======          =======

   Earnings per Share                               $   .05          $   .01
                                                    =======          =======

   Weighted Average Shares                           24,674           24,532
                                                    =======          =======


   The accompanying notes are an integral part of these financial statements.








                                        4PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.


   (c) Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                    Three Months Ended
                                              ------------------------------
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------

   Operating Activities:
     Net income                                    $  1,152         $    302
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                  229              114
         Provision for losses on accounts
           receivable                                    30               50
         Gain on sale of investments                      -              (97)
         Changes in current accounts:
           Accounts receivable                          612           (1,246)
           Inventories and unbilled contract
             costs and fees                            (642)             165
           Prepaid and refundable income taxes            -              185
           Accounts payable                             478              101
           Other current liabilities                   (735)            (494)
                                                   --------         --------
         Net cash provided by (used in)
           operating activities                       1,124             (920)
                                                   --------         --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                17,275           14,096
     Purchases of available-for-sale investments    (19,550)         (33,468)
     Purchases of machinery, equipment and
       leasehold improvements                          (265)             (25)
                                                   --------         --------
         Net cash used in investing activities       (2,540)         (19,397)
                                                   --------         --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                     262              432
     Net proceeds from issuance of subordinated
       convertible debentures                             -           32,138
                                                   --------         --------
         Net cash provided by financing activities      262           32,570
                                                   --------         --------
   (Decrease) Increase in Cash and Cash
     Equivalents                                     (1,154)          12,253
   Cash and Cash Equivalents at Beginning
     of Period                                        9,378              892
                                                   --------         --------

   Cash and Cash Equivalents at End of Period      $  8,224         $ 13,145
                                                   ========         ========
   Cash Paid For:
     Interest                                      $     25         $     33
     Income taxes                                  $    533         $     20

   The accompanying notes are an integral part of these financial statements.

                                        5PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (d)  Notes to Financial Statements - April 1, 1995


   1.   General

        The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the three-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The balance sheet presented as of December 31, 1994, has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a leader in the research and development of both an air-driven and an electrical implantable left ventricular-assist system
   (LVAS). Each system is designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, which require removal of the natural heart, an LVAS allows the natural heart to be left in place, preserving the heart's biological control mechanisms.

        In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) granted approval for the commercial sale in the U.S. of the air-driven LVAS. The electric version of the LVAS is currently being used in clinical trials for patients awaiting heart transplants. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold.

        In general, a profit cannot be earned from the sale of an LVAS until approval of the device has been received from the FDA for commercial sales. Until such approval is obtained, only the direct and indirect costs of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems commencing in the fourth quarter of 1994.

                                        6PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The Company derives its revenues from two types of sales: implementation programs and subsequent implants. Implementation programs consist of initial sales to new clinical centers or foreign distributors, as well as sales of a new system, such as the electric LVAS, to an existing customer. Revenues recorded from subsequent implants consist of sales to an existing customer of systems other than new systems. In general, the Company receives greater revenues from the sale of an implementation program than from a subsequent implant.

   Results of Operations

   First Quarter 1995 Compared With First Quarter 1994

        Revenues in the first quarter of 1995 were $4,392,000, compared with $2,060,000 in the first quarter of 1994. Revenues increased in the first quarter of 1995 principally due to an increase in the number of subsequent implants performed at existing sites. The number of LVAS units shipped during the first quarter of 1995 nearly doubled, compared with the first quarter of 1994. The number of implementation programs sold in 1995 were comparable to those sold in 1994. In addition, revenues increased approximately 39% as a result of price increases for the Company's LVAS. In the fourth quarter of 1994, the Company implemented a price increase in the U.S. for its air-driven LVAS that will be phased in during a six-month period and that will more than double the average price of an air-driven LVAS. The final phase of the price increase is scheduled to take effect during the second quarter of 1995. Similar price increases were implemented on an international basis late in the first quarter of 1995.

        The gross profit margin increased to 56% in the first quarter of 1995 from 43% in the first quarter of 1994, due primarily to the first phase of the price increase which became effective in the fourth quarter of 1994, the increase in sales volume, and improvements in manufacturing efficiencies. The Company will continue to be unable to earn a profit on sales of the electric LVAS until FDA approval of that system is obtained.

        The Company recorded operating income of $667,000 in the first quarter of 1995, compared with a loss of $541,000 in the first quarter of 1994. This improvement resulted primarily from an increased gross profit margin on higher revenues, partially offset by increased expenses to market and distribute the Company's LVAS.

        Interest income increased to $1,197,000 in the first quarter of 1995 from $999,000 in the first quarter of 1994, principally due to higher prevailing interest rates in 1995, compared with 1994.

        In April 1995, the Company received correspondence from a third party alleging that the textured surface of the LVAS housing infringed certain patent rights of such third party. The Company had previously received similar correspondence from this third party but had not received any



                                        7PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



   First Quarter 1995 Compared With First Quarter 1994 (continued)

   communication for over three years. The third party has offered the Company a license, which the Company has elected not to accept. Although the Company believes that it has adequate defenses to the claims of the third party, no assurance can be made that the Company would be successful were any litigation to be commenced.

   Financial Condition

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $30,936,000 at April 1, 1995, compared with $44,121,000 at December 31, 1994. During the first quarter of fiscal 1995, $14,079,000 of cash was used for the purchase of long-term available-for-sale investments, net of cash provided by the sale and maturities of these investments. Cash, cash equivalents, and short- and long-term available-for-sale investments were $87,241,000 at April 1, 1995, compared with $84,389,000 at December 31, 1994.


   PART II - Other Information


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.












                                        8PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1995.


                                            THERMO CARDIOSYSTEMS INC.



                                            Paul F. Kelleher
                                            --------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer















                                        9PAGE

                                                                     Form 10-Q
                                                                 April 1, 1995
                            THERMO CARDIOSYSTEMS INC.



                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.