Form 10-Q
period 1995-07-01
THERMO CARDIOSYSTEMS INC
filed 1995-08-04
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended July 1, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at July 28, 1995
         ----------------------------   ----------------------------
         Common Stock, $.10 par value              23,416,696
PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.
                            -------------------------



   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Balance Sheet - Assets as of July 1, 1995 and December 31, 1994 (In thousands)

                                             July 1, 1995   December 31, 1994
                                             ------------   -----------------
   Current Assets:
     Cash and cash equivalents                   $ 10,786            $  9,378
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $34,647
       and $29,978)                                35,058              29,585
     Accounts receivable, less allowances
       of $286 and $225                             4,462               4,256
     Inventories:
       Raw materials                                1,832               3,123
       Work in process                              2,705                 836
                                                 --------            --------
                                                   54,843              47,178
                                                 --------            --------
   Machinery, Equipment and Leasehold
     Improvements, at Cost                          2,423               1,841

     Less: Accumulated depreciation
           and amortization                         1,158                 899
                                                 --------            --------
                                                    1,265                 942
                                                 --------            --------
   Long-term Available-for-sale
     Investments, at Quoted Market
     Value (amortized cost of $43,155
     and $46,863)                                  43,624              45,426
                                                 --------            --------
   Long-term Prepaid Income Taxes                       -                 379
                                                 --------            --------
   Other Assets                                       738                 939
                                                 --------            --------
                                                 $100,470            $ 94,864
                                                 ========            ========


   The accompanying notes are an integral part of these financial statements.











                                        2PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (a) Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                             July 1, 1995   December 31, 1994
                                             ------------   -----------------
   Current Liabilities:
     Accounts payable                            $  1,317           $    800
     Accrued payroll and employee benefits            638                507
     Accrued income taxes                           1,670                613
     Deferred revenue                                   -                258
     Other accrued expenses                           294                323
     Due to parent company and Thermo
       Electron Corporation                           261                556
                                                 --------           --------
                                                    4,180              3,057
                                                 --------           --------
   Deferred Income Taxes                              164                  -
                                                 --------           --------
   Long-term Obligations:
     Noninterest-bearing subordinated
       convertible debentures                      27,410             33,000
     5 1/2% Subordinated convertible notes              -                450
                                                 --------           --------
                                                   27,410             33,450
                                                 --------           --------
   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 23,337,198 and
       22,878,202 shares issued                     2,334              2,288
     Capital in excess of par value                63,408             57,081
     Retained earnings                              4,089              1,266
     Treasury stock at cost, 50,350 and
       46,204 shares                               (1,687)            (1,089)
     Net unrealized gain (loss) on available-
       for-sale investments                           572             (1,189)
                                                 --------           --------
                                                   68,716             58,357
                                                 --------           --------
                                                 $100,470           $ 94,864
                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.













                                        3PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (b) Statement of Income for the three months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                    Three Months Ended
                                               -----------------------------
                                               July 1, 1995     July 2, 1994
                                               ------------     ------------
   Revenues                                         $ 5,589          $ 2,313
                                                    -------          -------
   Costs and Operating Expenses:
     Cost of revenues                                 2,340            1,196
     Selling, general and administrative expenses     1,099              600
     Expenses for research and development              912              898
                                                    -------          -------
                                                      4,351            2,694
                                                    -------          -------

   Operating Income (Loss)                            1,238             (381)

   Interest Income                                    1,252            1,073
   Interest Expense                                     (73)             (48)
                                                    -------          -------
   Income Before Provision for Income Taxes           2,417              644
   Provision for Income Taxes                           746              227
                                                    -------          -------
   Net Income                                       $ 1,671          $   417
                                                    =======          =======

   Earnings per Share                               $   .07          $   .02
                                                    =======          =======

   Weighted Average Shares                           24,855           24,652
                                                    =======          =======


   The accompanying notes are an integral part of these financial statements.



















                                        4PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   (b) Statement of Income for the six months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                      Six Months Ended
                                               -----------------------------
                                               July 1, 1995     July 2, 1994
                                               ------------     ------------
   Revenues                                         $ 9,981          $ 4,373
                                                    -------          -------
   Costs and Operating Expenses:
     Cost of revenues                                 4,268            2,360
     Selling, general and administrative expenses     2,072            1,244
     Expenses for research and development            1,736            1,691
                                                    -------          -------
                                                      8,076            5,295
                                                    -------          -------

   Operating Income (Loss)                            1,905             (922)

   Interest Income                                    2,449            2,072
   Interest Expense                                    (165)             (96)
   Gain on Sale of Investments                            -               97
                                                    -------          -------
   Income Before Provision for Income Taxes           4,189            1,151
   Provision for Income Taxes                         1,366              432
                                                    -------          -------
   Net Income                                       $ 2,823          $   719
                                                    =======          =======

   Earnings per Share                               $   .11          $   .03
                                                    =======          =======

   Weighted Average Shares                           24,764           24,592
                                                    =======          =======


   The accompanying notes are an integral part of these financial statements.


















                                        5PAGE

                                                                     Form 10-Q
                            THERMO CARDIOSYSTEMS INC.             July 1, 1995

   (c) Statement of Cash Flows for the six months ended July 1, 1995 and
       July 2, 1994 (In thousands)
                                                      Six Months Ended
                                                ----------------------------
                                                July 1, 1995    July 2, 1994
                                                ------------    ------------
   Operating Activities:
     Net income                                    $  2,823         $    719
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                  460              222
         Provision for losses on accounts
           receivable                                    60               90
         Gain on sale of investments                      -              (97)
         Deferred costs from issuance of
           subordinated convertible debentures            -             (875)
         Changes in current accounts:
           Accounts receivable                         (266)          (1,100)
           Inventories and unbilled contract
             costs and fees                            (578)             180
           Prepaid income taxes                           -              376
           Accounts payable                             517              193
           Other current liabilities                   (755)            (570)
                                                   --------         --------
         Net cash provided by (used in) operating
           activities                                 2,261             (862)
                                                   --------         --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                43,914           17,636
     Purchases of available-for-sale investments    (44,525)         (49,732)
     Purchases of machinery, equipment and
       leasehold improvements                          (582)            (184)
     Other                                             (100)               -
                                                   --------         --------
         Net cash used in investing activities       (1,293)         (32,280)
                                                   --------         --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                     440              473
     Proceeds from issuance of subordinated
       convertible debentures                             -           33,000
                                                   --------         --------
         Net cash provided by financing activities      440           33,473
                                                   --------         --------
   Increase in Cash and Cash Equivalents              1,408              331
   Cash and Cash Equivalents at Beginning
     of Period                                        9,378              892
                                                   --------         --------
   Cash and Cash Equivalents at End of Period      $ 10,786         $  1,223
                                                   ========         ========

   Cash Paid For:
     Interest                                      $     29         $     33
     Income taxes                                  $    715         $     56
   Noncash Financing Activities:
     Conversions of convertible obligations        $  6,040         $      -

   The accompanying notes are an integral part of these financial statements.
                                        6PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.


   (d)  Notes to Financial Statements - July 1, 1995


   1.   General

        The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

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


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a leader in the research and development of both an air-driven and an electrical implantable left ventricular-assist system
   (LVAS). The Company is also the only company with U.S. Food and Drug Administration (FDA) approval to commercially market an implantable LVAS. Each of the Company's systems is designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, which require removal of the natural heart, an LVAS allows the natural heart to be left in place, preserving the heart's biological control mechanisms.

        In October 1994, the Company announced that the FDA granted approval for the commercial sale in the U.S. of the air-driven LVAS. The electric version of the LVAS is currently being used in clinical trials for patients awaiting heart transplants. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold.

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

                                        7PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Overview (continued)

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

   Results of Operations

   Second Quarter 1995 Compared With Second Quarter 1994

        Revenues in the second quarter of 1995 increased 142% to $5,589,000 from $2,313,000 in the second quarter of 1994. Revenues increased principally due to an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the second quarter of 1995 increased 46% compared with the second quarter of 1994. The number of implementation programs sold in the second quarter of 1995 were comparable to those sold in 1994. In addition, revenues increased approximately 54% as a result of price increases for the Company's LVAS. In the fourth quarter of 1994, the Company implemented a price increase in the U.S. for its air-driven LVAS that has been phased in during the first half of 1995 and has more than doubled the average price of an air-driven LVAS. The final phase of the price increase became effective during the second quarter of 1995. Similar price increases were implemented on an international basis late in the first quarter of 1995.

        The gross profit margin increased to 58% in the second quarter of 1995 from 48% in the second quarter of 1994, due primarily to the price increase, the increase in sales volume, and improvements in manufacturing efficiencies. The Company will continue to be unable to earn a profit on sales of the electric LVAS until FDA approval of that system is obtained.

        The Company recorded operating income of $1,238,000 in the second quarter of 1995, compared with a loss of $381,000 in the second quarter of 1994. This improvement resulted primarily from an increased gross profit margin on higher revenues, partially offset by increased expenses to market and distribute the Company's LVAS.

        Interest income increased to $1,252,000 in the second quarter of 1995 from $1,073,000 in the second quarter of 1994, principally due to higher prevailing interest rates in 1995 compared with 1994.

        The effective tax rates for the second quarter of 1995 and 1994 were below the combined federal and state statutory income tax rate of 40% due to the recognition of state tax loss carryforwards.



                                        8PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Six Months 1995 Compared With First Six Months 1994

        Revenues in the first six months of 1995 increased 128% to $9,981,000 from $4,373,000 in the first six months of 1994. Revenues increased principally due to an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the first six months of 1995 increased 69% compared with the first six months of 1994. The number of implementation programs sold in 1995 were comparable to those sold in 1994. In addition, revenues increased approximately 50% as a result of price increases for the Company's LVAS discussed in the results of operations for the second quarter.

        The gross profit margin increased to 57% in the first six months of 1995 from 46% in the first six months of 1994, due primarily to the price increase, the increase in sales volume, and improvements in manufacturing efficiencies.

        The Company recorded operating income of $1,905,000 in the first six months of 1995, compared with a loss of $922,000 in the first six months of 1994. This improvement resulted primarily from an increased gross profit margin on higher revenues, partially offset by increased expenses to market and distribute the Company's LVAS.

        Interest income increased to $2,449,000 in the first six months of 1995 from $2,072,000 in the first six months of 1994, principally due to higher prevailing interest rates in 1995, compared with 1994.

        The effective tax rates for the first six months of 1995 and 1994 were below the combined federal and state statutory income tax rate of 40% due to the recognition of state tax loss carryforwards.

   Financial Condition

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $50,663,000 at July 1, 1995, compared with $44,121,000 at December 31, 1994. Cash, cash equivalents, and short- and long-term available-for-sale investments were $89,468,000 at July 1, 1995, compared with $84,389,000 at December 31, 1994.

        During the remainder of 1995, the Company expects to make capital expenditures of approximately $600,000, principally for manufacturing and tooling equipment and leasehold improvements for the continued development and production of the Company's LVAS. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.






                                        9PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



   PART II - Other Information


   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 23, 1995, at the Annual Meeting of Shareholders, the shareholders elected eight incumbent directors to a one-year term expiring in 1996. The directors reelected at the meeting were: Dr. Walter J. Bornhorst, Dr. Richard W.K. Chapman, Dr. Elias P. Gyftopoulos, Robert C. Howard, Dr. Leonard Laster, Victor L. Poirier, John W. Wood Jr., and Dr. Nicholas T. Zervas. Each nominee for director received 18,936,016 shares voted in favor of his election and 7,168 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Directors Stock Option Plan to change the formula for the award of stock options to purchase common stock of the Company to its outside directors as follows:
   18,780,399 shares voted in favor, 84,970 shares voted against, and 77,815 shares abstained. No broker nonvotes were recorded on this proposal.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.































                                       10PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1995.


                                            THERMO CARDIOSYSTEMS INC.



                                            Paul F. Kelleher
                                            --------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer

































                                       11PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                            THERMO CARDIOSYSTEMS INC.



                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.