Form 10-Q
period 1995-09-30
THERMO CARDIOSYSTEMS INC
filed 1995-11-03
CIK 841939

PAGE

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 30, 1995.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at October 27, 1995
         ----------------------------   -------------------------------
         Common Stock, $.10 par value              23,660,296
PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements


   (a) Balance Sheet - Assets as of September 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                      September 30, 1995   December 31, 1994
                                      ------------------   -----------------

   Current Assets:
     Cash and cash equivalents                  $  1,617            $  9,378
     Short-term available-for-sale
       investments, at quoted market
       value (amortized cost of $38,113
       and $29,978)                               38,626              29,585
     Accounts receivable, less allowances
       of $281 and $225                            5,740               4,256
     Inventories:
       Raw materials                               1,762               3,123
       Work in process                             3,214                 836
                                                --------            --------

                                                  50,959              47,178
                                                --------            --------
   Machinery, Equipment and Leasehold
     Improvements, at Cost                         2,643               1,841

     Less: Accumulated depreciation
           and amortization                        1,300                 899
                                                --------            --------

                                                   1,343                 942
                                                --------            --------

   Long-term Available-for-sale
     Investments, at Quoted Market
     Value (amortized cost of $48,178
     and $46,863)                                 48,551              45,426
                                                --------            --------

   Long-term Prepaid Income Taxes                      -                 379
                                                --------            --------

   Other Assets                                      576                 939
                                                --------            --------

                                                $101,429            $ 94,864
                                                ========            ========

   The accompanying notes are an integral part of these financial statements.


                                        2PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   (a) Balance Sheet - Liabilities and Shareholders' Investment as of September 30, 1995 and December 31, 1994 (In thousands except share amounts) (Unaudited)

                                      September 30, 1995   December 31, 1994
                                      ------------------   -----------------

   Current Liabilities:
     Accounts payable                           $  1,352            $    800
     Accrued payroll and employee benefits           596                 507
     Accrued income taxes                            929                 613
     Deferred revenue                                  -                 258
     Other accrued expenses                          305                 323
     Due to parent company and Thermo
       Electron Corporation                          284                 556
                                                --------            --------

                                                   3,466               3,057
                                                --------            --------

   Deferred Income Taxes                             131                   -
                                                --------            --------

   Long-term Obligations:
     Noninterest-bearing subordinated
       convertible debentures                     22,100              33,000
     5 1/2% Subordinated convertible notes             -                 450
                                                --------            --------

                                                  22,100              33,450
                                                --------            --------

   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 23,581,645 and
       22,878,202 shares issued                    2,358               2,288
     Capital in excess of par value               68,613              57,081
     Retained earnings                             5,980               1,266
     Treasury stock at cost, 42,106 and
       46,204 shares                              (1,794)             (1,089)
     Net unrealized gain (loss) on available-
       for-sale investments                          575              (1,189)
                                                --------            --------

                                                  75,732              58,357
                                                --------            --------

                                                $101,429            $ 94,864
                                                ========            ========


   The accompanying notes are an integral part of these financial statements.




                                        3PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   (b) Statement of Income for the three months ended September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                 Three Months Ended
                                        ------------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------

   Revenues                                        $ 5,068           $ 2,524
                                                   -------           -------

   Costs and Operating Expenses:
     Cost of revenues                                2,173             1,287
     Selling, general and administrative expenses      857               768
     Expenses for research and development             771               875
                                                   -------           -------

                                                     3,801             2,930
                                                   -------           -------

   Operating Income (Loss)                           1,267              (406)

   Interest Income                                   1,281             1,051
   Interest Expense                                    (60)              (87)
   Gain on Sale of Investments                          37                 -
                                                   -------           -------

   Income Before Provision for Income Taxes          2,525               558
   Provision for Income Taxes                          634               171
                                                   -------           -------

   Net Income                                      $ 1,891           $   387
                                                   =======           =======

   Earnings per Share                              $   .08           $   .02
                                                   =======           =======

   Weighted Average Shares                          24,915            24,650
                                                   =======           =======


   The accompanying notes are an integral part of these financial statements.







                                        4PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   (b) Statement of Income for the nine months ended September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                  Nine Months Ended
                                        ------------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------

   Revenues                                        $15,049           $ 6,897
                                                   -------           -------

   Costs and Operating Expenses:
     Cost of revenues                                6,441             3,647
     Selling, general and administrative expenses    2,929             2,012
     Expenses for research and development           2,507             2,566
                                                   -------           -------

                                                    11,877             8,225
                                                   -------           -------

   Operating Income (Loss)                           3,172            (1,328)

   Interest Income                                   3,730             3,123
   Interest Expense                                   (225)             (183)
   Gain on Sale of Investments                          37                97
                                                   -------           -------

   Income Before Provision for Income Taxes          6,714             1,709
   Provision for Income Taxes                        2,000               603
                                                   -------           -------

   Net Income                                      $ 4,714           $ 1,106
                                                   =======           =======

   Earnings per Share                              $   .19           $   .04
                                                   =======           =======

   Weighted Average Shares                          24,815            24,612
                                                   =======           =======


   The accompanying notes are an integral part of these financial statements.








                                        5PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.

   (c) Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                  Nine Months Ended
                                        ------------------------------------
                                        September 30, 1995   October 1, 1994
                                        ------------------   ---------------
   Operating Activities:
     Net income                                   $  4,714          $  1,106
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                 683               372
         Provision for losses on accounts
           receivable                                   90               120
         Gain on sale of investments                   (37)              (97)
         Changes in current accounts:
           Accounts receivable                      (1,574)           (1,854)
           Inventories and unbilled contract
             costs and fees                         (1,017)             (169)
           Prepaid income taxes                          -               486
           Accounts payable                            552               140
           Other current liabilities                (1,339)             (816)
                                                  --------          --------
         Net cash provided by (used in) operating
           activities                                2,072              (712)
                                                  --------          --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments               54,771            18,215
     Purchases of available-for-sale investments   (64,184)          (50,252)
     Purchases of machinery, equipment and
       leasehold improvements                         (802)             (238)
     Other                                            (100)             (100)
                                                  --------          --------
         Net cash used in investing activities     (10,315)          (32,375)
                                                  --------          --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                    482               518
     Net proceeds from issuance of subordinated
       convertible debentures                            -            31,968
                                                  --------          --------
         Net cash provided by financing activities     482            32,486
                                                  --------          --------
   Decrease in Cash and Cash Equivalents            (7,761)             (601)
   Cash and Cash Equivalents at Beginning
     of Period                                       9,378               892
                                                  --------          --------
   Cash and Cash Equivalents at End of Period     $  1,617          $    291
                                                  ========          ========
   Cash Paid For:
     Interest                                     $     29          $     36
     Income taxes                                 $  2,126          $    116

   Noncash Financing Activities:
     Conversions of convertible obligations       $ 11,350          $    150

   The accompanying notes are an integral part of these financial statements.
                                        6PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   (d)  Notes to Financial Statements - September 30, 1995

   1.   General

        The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 1995 and October 1, 1994,
   (b) the financial position at September 30, 1995, and (c) the cash flows for the nine-month periods ended September 30, 1995 and October 1, 1994. Interim results are not necessarily indicative of results for a full year.

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

        In October 1994, the Company announced that the FDA granted approval for the commercial sale in the U.S. of the air-driven LVAS. The electric version of the LVAS, which is currently being used in clinical trials in the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark) in August 1995, allowing commercial sale in all European Community countries. The portable driver for the air-driven LVAS was granted the CE Mark in early 1995. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold.



                                        7PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


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

   Results of Operations

   Third Quarter 1995 Compared With Third Quarter 1994
   ---------------------------------------------------

        Revenues in the third quarter of 1995 increased 101% to $5,068,000 from $2,524,000 in the third quarter of 1994. Revenues increased approximately 55% due to the effect of a price increase that was phased in during the fourth quarter of 1994 and the first two quarters of 1995, and due to an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the third quarter of 1995 increased 37% compared with the third quarter of 1994. The number of implementation programs sold in the third quarter of 1995 was comparable to those sold in 1994.

        In July 1995, the Company instituted a voluntary recall of an inflow valve conduit used in its LVAS. The recall was instituted after the Company determined that, on several occasions, one of the valve components may have abraded the valve conduit material, causing a blood leak. While the recall did not result in the suspension of sales of the LVAS, the Company believes that the recall temporarily impacted orders and total sales for the third quarter. Sales for the months of July and August were low, with July having the lowest monthly sales since commercialization, while sales in September were the highest ever attained. Although the Company believes that it has corrected this problem with the inflow valve conduit, no assurance can be given that similar problems will not arise in the future.



                                        8PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Third Quarter 1995 Compared With Third Quarter 1994 (continued)
   ---------------------------------------------------

        The gross profit margin increased to 57% in the third quarter of 1995 from 49% in the third quarter of 1994, due primarily to the price increase, the increase in sales volume, and improvements in manufacturing efficiencies. The Company will continue to be unable to earn a profit on sales of the electric LVAS until FDA approval of that system is obtained.

        The Company recorded operating income of $1,267,000 in the third quarter of 1995, compared with an operating loss of $406,000 in the third quarter of 1994. This improvement resulted primarily from an increased gross profit margin on higher revenues.

        Interest income increased to $1,281,000 in the third quarter of 1995 from $1,051,000 in the third quarter of 1994, principally due to higher prevailing interest rates in 1995 compared with 1994.

        The effective tax rates for the third quarter of 1995 and, to a lesser extent, the third quarter of 1994 were below the combined federal and state statutory income tax rate of 40% due to the recognition of state tax loss carryforwards.

   First Nine Months 1995 Compared With First Nine Months 1994
   -----------------------------------------------------------

        Revenues in the first nine months of 1995 increased 118% to $15,049,000 from $6,897,000 in the first nine months of 1994. Revenues increased approximately 62% as a result of the price increase for the Company's LVAS discussed in the results of operations for the third quarter and, to a lesser extent, due to an increase in the number of air-driven and electric LVAS implants. The number of LVAS units shipped during the first nine months of 1995 increased 59% compared with the first nine months of 1994. The number of implementation programs sold in 1995 were comparable to those sold in 1994.

        The gross profit margin increased to 57% in the first nine months of 1995 from 47% in the first nine months of 1994, due primarily to the price increase, the increase in sales volume, and improvements in manufacturing efficiencies.

        The Company recorded operating income of $3,172,000 in the first nine months of 1995, compared with an operating loss of $1,328,000 in the first nine months of 1994. This improvement resulted primarily from an increased gross profit margin on higher revenues, partially offset by increased expenses to market and distribute the Company's LVAS.

        Interest income increased to $3,730,000 in the first nine months of 1995 from $3,123,000 in the first nine months of 1994, principally due to higher prevailing interest rates in 1995 compared with 1994.

                                        9PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994 (continued)
   -----------------------------------------------------------

        The effective tax rates for the first nine months of 1995 and, to a lesser extent, the first nine months of 1994 were below the combined federal and state statutory income tax rate of 40% due to the recognition of state tax loss carryforwards.

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $47,493,000 at September 30, 1995, compared with $44,121,000 at December 31, 1994. Cash, cash equivalents, and short- and long-term available-for-sale investments were $88,794,000 at September 30, 1995, compared with $84,389,000 at December 31, 1994.

        During the remainder of 1995, the Company expects to make capital expenditures of approximately $400,000, principally for manufacturing and tooling equipment and leasehold improvements for the continued development and production of the Company's LVAS. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


   PART II - Other Information


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

















                                       10PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1995.


                                            THERMO CARDIOSYSTEMS INC.



                                            Paul F. Kelleher
                                            --------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer































                                       11PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.


                                  EXHIBIT INDEX


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.