Form 10-Q/A
period 1995-09-30
THERMO CARDIOSYSTEMS INC
filed 1995-11-06
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                         AMENDMENT NO. 1 ON FORM 10-Q/A

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
PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.
                            -------------------------



   PART II - Other Information
   ---------------------------

   Item 6 - Exhibits
   -----------------

        Attached is Exhibit 27, which corrects the previously filed Financial Data Schedule, filed on November 3, 1995.













































                                        2PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.
                            -------------------------




                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1995.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer
































                                        3PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                            THERMO CARDIOSYSTEMS INC.
                            -------------------------



                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     27        Financial Data Schedule.