Form 10-K
period 1995-12-30
THERMO CARDIOSYSTEMS INC
filed 1996-03-11
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-10114

                            THERMO CARDIOSYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Massachusetts                                                    04-3027040
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   470 Wildwood Street, P.O. Box 2697
   Woburn, Massachusetts                                            01888-2697
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code:  (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:
         Title of each class       Name of each exchange on which registered
     ----------------------------  -----------------------------------------
     Common Stock, $.10 par value           American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 1996, was approximately $822,005,000.

   As of January 26, 1996, the Registrant had 24,165,363 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I

   Item 1. Business

   (a)  General Development of Business.

        Thermo Cardiosystems Inc. (the Company or the Registrant) is a leader in the research, development, and manufacture of implantable left ventricular-assist systems (LVAS). These systems are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, which require removal of the natural heart, the LVAS allows the natural heart to remain in place, preserving the heart's biological control mechanisms and reducing blood-contacting surfaces that have led to strokes in patients using other cardiac devices. The Company has developed two systems for patients requiring long-term cardiac support: an implantable pneumatic (IP) LVAS that is powered by an external electrically driven air-pump, and an electric LVAS that is driven by an implanted electric motor and powered by a lightweight battery pack worn by the patient. In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) had granted approval for the commercial sale of the air-driven LVAS for use as a bridge-to-transplant. With this approval, the air-driven system became available for sale to cardiac centers throughout the United States. The Company received the European Conformity Mark (CE Mark) for commercial sale of the air-driven LVAS in all European Community countries in April 1994, and, in August 1995, received the same approval for the electric system. The electric version of the LVAS is currently being used in the U.S. in clinical trials for patients awaiting heart transplants, and, late in 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to heart transplant. The electric LVAS is being used in Europe as both a bridge-to-transplant and as an alternative to heart transplant.

        The Company was incorporated in 1988 as a wholly owned subsidiary of Thermedics Inc. (Thermedics), and is the successor in interest to the assets and business of that company relating to the research and development of implantable heart-assist systems. This business was conducted by Thermedics from its formation in 1983, and prior to that time as a division of Thermo Electron Corporation (Thermo Electron) beginning in 1966. As of December 30, 1995, Thermedics owned 12,525,110 shares of the Company's common stock, representing 52% of such stock outstanding. A publicly traded subsidiary of Thermo Electron, Thermedics develops, manufactures, and markets process detection and security instruments, electronic test instruments, and biomedical products. As of December 30, 1995, Thermo Electron owned 659,967 shares of the Company's common stock, representing 3% of such stock outstanding. In January 1996, Thermedics acquired 529,965 shares of the Company's common stock from Thermo Electron. In consideration for such shares, and 315,199 shares of the common stock of Thermo Voltek Corp., another subsidiary of Thermedics, Thermedics issued 1,688,161 shares of its common stock to Thermo Electron. The shares of common stock were exchanged their respective at fair market values on the date of the transaction. Thermedics is a 51%-owned subsidiary of Thermo Electron. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products including mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment, and other

                                        2PAGE
   specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development.
        Thermedics intends for the foreseeable future to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares of common stock of the Company from time to time as the number of outstanding shares issued by the Company increases. These or any other purchases by Thermedics may be made either in the open market or directly from the Company or Thermo Electron. See Notes 3 and 6 to Financial Statements in the Company's 1995 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

   (b)  Financial Information About Industry Segments.

        The Company conducts business in one industry segment: the research, development, and manufacture of implantable heart-assist systems.

   (c)  Description of Business.

        (i) Principal Products and Services

   Left Ventricular-Assist Systems

        The Company has developed two versions of its LVAS -- an implantable pneumatic, or air-driven system that can be controlled by either a bedside or portable console and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. Both of the Company's systems employ the Company's HeartMate(R) blood pump, and are designed for long-term use.

        The Company's blood pump incorporates proprietary technological advances in biological compatibility that distinguish it from competitive devices, including proprietary textured linings that significantly reduce the likelihood of blood clots that can lead to strokes. The Company believes that the smooth-surface linings used in other cardiac devices have led to increased incidences of blood clots. The Company's systems are designed to enhance patients' quality of life by allowing them to become ambulatory and resume functioning in society.

        The Company's LVAS devices are at various stages of regulatory approval (see "The Company's LVAS Devices").

   Product Background

        The Company began its research and development work in cardiac-support systems in 1966. Since that time, the Company and its predecessors have received more than $37 million in funding from the U.S. government, principally from the National Heart, Lung, and Blood Institute of the National Institutes of Health (NIH), to support its research. This funding ended in 1992 as the Company moved from development to clinical trials.

        Federal regulations require that the Company obtain an investigational device exemption (IDE) from the U.S. Food and Drug Administration (FDA) to conduct testing in humans. Once sufficient testing has been completed to demonstrate the safety and effectiveness of the LVAS, the Company submits a premarket approval (PMA) application to the FDA. PMA supplements must be

                                        3PAGE
   submitted for each type and application of the Company's LVAS before being sold commercially (see "Government Regulation").

   The Company's LVAS Devices

        The human heart contains two main pumping chambers: the left and right ventricles. The right ventricle pumps blood into the lungs where it is oxygenated. The blood then flows into the left ventricle where it is pumped throughout the body. The Company's LVAS devices support all or part of the pumping function of the left ventricle.

        An LVAS provides many advantages over total artificial hearts. Unlike a total artificial heart system, an LVAS allows the natural heart to be left in place and assists the heart when it is unable to provide sufficient cardiac function to maintain life. This approach provides the advantage of leaving in place certain biological control mechanisms, such as blood flow regulation and the production of certain peptides that regulate blood volume. Retention of the natural heart also provides the important psychological advantage of not removing the organ. In addition, an LVAS has fewer blood-contacting surfaces and valves than artificial hearts, and therefore is less likely to cause blood damage that can lead to blood clots and strokes.

        Each version of the Company's LVAS incorporates a number of proprietary technological advances in biological compatibility that distinguish it from other cardiac-assist devices. For example, the Company's systems employ proprietary textured linings that significantly reduce the likelihood of blood clots that can lead to strokes. As blood enters the pump chamber, blood elements are trapped by its textured surface, forming a coagulum, or lining. This coagulum is securely anchored to the textured surface and forms a "living" lining similar to that found in arteries and veins. This blood-contacting surface is derived from the patient's own blood and is therefore blood-compatible. Data from the Company's clinical studies indicate that use of either of the Company's LVAS devices can result in a significant reduction in the need for anticoagulants and a reduction in the risk of blood clots, due to the Company's use of unique textured blood-contacting surfaces. Because of the risk of blood clots, patients who receive smooth-surface devices must take daily doses of anticoagulants, the level of which must be constantly monitored. In contrast, patients on the Company's LVAS receive only minimal anticoagulation treatment.

        The HeartMate blood pump is used in each version of the Company's LVAS. This pump is implanted just below the diaphragm in a position that minimizes interference with normal circulation and other bodily functions. An inlet tube is inserted into the apex of the left ventricle to drain blood into the pump chamber. Blood is then forced out of the pump through an animal tissue valve and back into the aorta. The HeartMate blood pump works with the biological control mechanism of the natural heart to increase pumping capability when required for activities such as climbing stairs.

        IP LVAS. The Company announced in October 1994, that the air-driven system had been approved for commercial sale by the FDA. This approval allows the Company to sell the IP LVAS to any of the nearly 900 cardiac
                                        4PAGE
   surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. This system is intended as a bridge-to-transplant for patients awaiting heart transplantation. In the IP LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak (TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of Phase I clinical trials of the HeartPak portable pneumatic driver. Phase I of the study will evaluate the safety of the system in the hospital; Phase II will evaluate the system in the home environment.

        To date, more than 500 patients have been supported by the IP LVAS prior to transplantation, including one patient who was supported for 390 days. There are currently approximately 60 cardiac surgery centers in the United States that offer patients the Company's IP LVAS. These include leading transplant centers, such as the Texas Heart Institute at Saint Luke's Episcopal Hospital, The Cleveland Clinic Foundation, Columbia-Presbyterian Medical Center, and Sharp Memorial Hospital of San Diego. In addition, the Company is working with nearly 30 sites in such countries as the United Kingdom, Germany, Sweden, Japan, the Netherlands, France, Italy, and Belgium.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility.

        In early 1991, the Company received an IDE from the FDA allowing the Company to begin clinical studies of the electric LVAS. This IDE is being restructured as a two-phase study to evaluate the electric system for safety in the hospital and home environment. The efficacy of the HeartMate blood-contacting components, common to both the air-driven and electric devices, has already been established, thereby reducing the complexity level for testing of the Company's electric LVAS. To date, 18 clinical sites have been approved by the FDA and more than 70 implants have been performed, including one implant that supported a patient for 416 days prior to transplant. In October 1991, the FDA granted approval for patients at the Texas Heart Institute supported by the electric LVAS to take day-trips away from the hospital, marking the first time that patients with a cardiac-assist device could leave a controlled medical environment. In April 1993, this approval was extended by the FDA to allow patients to be discharged from the hospital with their physician's approval. Discharge from the hospital improves the quality of life for patients with an LVAS and reduces the substantial costs associated with extended hospital stays. The electric LVAS may not be sold commercially in the U.S. until it has received approval from the FDA. In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to heart transplant. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge-to-transplant in the U.S. and Europe, and is also implanted as an alternative to heart transplant in Europe.
                                        5PAGE

   Development Program

        The Company believes that commercial use of the air-driven system -- and development of the electric system currently under clinical study -- will provide a substantial technical basis for clinical testing of subsequent LVAS devices. For example, the Company plans to develop smaller air-driven systems for smaller patients who do not require the same blood flow provided by current systems. The principal engineering task in developing a small system is the miniaturization of the pump in a manner that preserves biocompatibility.

   Transplant Centers Development and Training

        Transplant centers provide a nationwide heart transplant capability far in excess of the number of donor hearts available and represent the principal target for use of the Company's LVAS systems. The cardiac surgeons affiliated with these transplant centers are opinion leaders who strongly influence the cardiac care that patients receive and, therefore, will have an important impact on the market for the Company's systems. The Company has developed working relationships with a number of leading cardiac surgery centers, and has received significant support among opinion leaders in cardiac surgery and cardiology.

        The Company estimates that new customer transplant centers can be developed, and physicians can be trained, in approximately three months. For each initial sale -- known as an implementation program -- the Company receives a one-time fee from the transplant center for training expenses, as well as for pumps, consoles, and related equipment used by the center. Subsequent implants consist of sales to an existing customer other than the initial sale of the implementation program.

   Government Regulation

        The Company's LVAS is classified as a Class III medical device under the Federal Food, Drug and Cosmetic Act. The first stage of obtaining formal FDA market approval for a Class III device is submission of an application for an IDE. The IDE permits clinical evaluations of significant risk devices on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA.

        The second stage of formal FDA market approval is the PMA application, which is submitted after sufficient data have been compiled under the IDE. The FDA will grant market approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated, and that the product complies with all applicable performance and manufacturing standards. No assurance can be given that any of the products under development by the Company currently or in the future, including the electric LVAS, will be approved by the FDA for commercial sale.

        The Company is also subject to the FDA's Good Manufacturing Practice
   (GMP) regulations. These regulations require that the Company manufacture its systems and maintain its records in a prescribed manner. The FDA

                                        6PAGE
   inspects the Company's facilities for compliance with GMP. If the Company is found not to be in compliance, the FDA has broad powers to issue recalls, enjoin future violations, and assess civil and criminal penalties against the Company, its officers, and employees. In addition to GMP, the Company must adhere to quality standards applicable to European Community member countries and other countries where the Company sells its systems.

        To market and sell each of the Company's systems in European Community countries, the Company must obtain a CE Mark, which indicates that a product conforms to mandatory safety requirements. To sell its systems in other countries, the Company must comply with medical device regulations in each of such countries.

   Third Party Reimbursement

        The HeartMate IP LVAS is the only implantable, bridge-to-transplant ventricular-assist system approved for commercial sale by the FDA.

        In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to the Company's HeartMate IP LVAS. Part of the U.S. Department of Health and Human Services, HCFA is responsible for establishing coverage and reimbursement policies for Medicare and recommending guidelines for Medicaid. Many third party payers review HCFA recommendations to establish their own reimbursement policies. Several major nongovernment insurers, including Blue Cross/Blue Shield of Connecticut, Aetna Life & Casualty Company, and the health maintenance organization (HMO) U.S. Healthcare, have already agreed to offer converage for the IP LVAS. Additional insurers are reviewing the clinical results with the device, and additional coverage decisions will be forthcoming.

        Additionally, the ICD-9-CM coding committee has established a detailed resource code to be used when an implantable assist device such as the HeartMate IP LVAS is employed. This will facilitate collection of data on medical costs as well as resource information that may be used in establishing a Diagnosis Related Group (DRG) specific to ventricular-assist systems. HCFA and most states require that DRGs be used in determining the amount of reimbursement for particular procedures.

        Sales of the Company's systems will depend to a large degree upon the availability of reimbursement for the implantation of the devices. Even though reimbursement has been established by HCFA and by certain nongovernment insurers, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including if it is determined that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the HeartMate IP LVAS will be granted within a reasonable period of time, or at all, and the Company cannot predict what effect the future policies of government entities and insurers will have on the sale of the Company's devices. The unavailability of third party reimbursement for procedures involving the Company's systems would have a material adverse effect on the Company's business.


                                        7PAGE

        (i) Manufacturing

        During 1994 and 1995, in anticipation of FDA approval of the IP LVAS, the Company more than doubled its manufacturing space and hired and trained new manufacturing personnel. As a result, the Company believes that its manufacturing capability is sufficient to meet anticipated demand for at least two years.

        (ii) New Products

        The Company's business consists primarily of research and development of new products to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease.

        (iii) Raw Materials

        The Company relies on a number of custom-designed components and materials supplied by other companies to manufacture its LVAS, most of which are available from a large number of suppliers. These suppliers, in turn, rely on one or two basic raw materials. In 1992, two major manufacturers, E. & M. DuPont de Nemours & Co. (DuPont) and Dow Corning
   (Dow), decided to phase out or eliminate their supply of raw materials for implantable medical devices. These withdrawals affected the availability of several components and materials the Company uses in its products.

        The Company has developed and received FDA approval for the use of one alternative material, and is in the process of qualifying certain other alternative materials or developing alternative sources for the materials no longer supplied by Dow and Dupont. While the Company believes that it has adequate supplies of materials to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials in the future that could delay shipments of the LVAS.

        The Company currently expects to spend approximately $2,000,000 on research, development, and the equipment necessary to test and obtain FDA approval for new alternative materials, approximately $1,390,000 of which has been spent to date. However, the cost to the Company to evaluate and test alternative materials and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material to the original material, and the amount of third-party testing that may have already been completed on alternative materials.

        The Company does not expect that the introduction of alternative materials will adversely affect clinical trials of the electric LVAS. There can be no assurance, however, that the substitution of these materials will not cause delays in the Company's LVAS development program.

        (iv) Patents, Licenses and Trademarks

        The Company's policy is to protect its intellectual property rights relating to its work on cardiac-support systems including, if appropriate,
                                        8PAGE
   applying for patents in the U.S. and foreign countries. Thermedics has granted the Company a royalty-free license to use the Dermaport(R) access device and Tecoflex(R) biomaterial in its LVAS. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets developed over 28 years of research, development, and fabrication of cardiac-assist devices. In April 1995, the Company received correspondence from a third party alleging that the textured surface of the LVAS housing infringed certain patent rights of such third party. The Company had previously received similar correspondence from this third party but had not received any communication for more than three years. In the April 1995 communication, the third party offered the Company a license, which the Company has elected not to accept. Although the Company has not received any communication since April 1995 and believes that it has adequate defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that the Company would be successful were any litigation to be commenced. The Company seeks to protect its proprietary information, but there can be no assurance that others will neither develop independently the same or similar information nor obtain access to information that the Company believes is proprietary. Moreover, there can be no assurance that others will not claim that the Company's activities infringe their intellectual property rights.

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of products and services.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No customer accounted for 10% or more of the Company's total revenues in 1995. Revenues from AMETEC (a licensed distributor of the Company's LVAS products in Germany) accounted for 10% of the Company's total revenues in 1994. Revenues from The Cleveland Clinic Foundation, AMETEC, and Columbia-Presbyterian Medical Center accounted for 14%, 11%, and 10%, respectively, of the Company's total revenues in 1993.

        (viii) Backlog

        The Company's backlog of firm orders was approximately $1,400,000 and $953,000 as of December 30, 1995 and December 31, 1994, respectively. The Company believes that substantially all of the backlog at December 30, 1995 will be shipped or completed during the next 12 months.

        (ix) Government Contracts

        Not applicable.

                                        9PAGE

        (x) Competition

        The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS in the U.S. is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some of which have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to or more suitable than the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage. In November 1995, the HCFA issued a decision that extends Medicare coverage to the IP LVAS. Several major health insurers including Aetna and U.S. Health Care have agreed to offer coverage for the IP LVAS, while many others are reimbursing on a case-by-case basis.

        (xi) Research and Development

        During 1995, 1994, and 1993, the Company expended approximately $3,324,000, $3,437,000, and $2,976,000, respectively, on internally sponsored research and development programs. Approximately 28 professional employees were engaged full-time in research and development activities at December 30, 1995.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of December 30, 1995, the Company had a total of 122 employees. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good.

   (d)  Financial Information about Exports by Domestic Operations.

        Financial information about exports by domestic operations is summarized in Note 8 to Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.
                                       10PAGE

   (e)  Executive Officers of the Registrant.

                                         Present Title
   Name                             Age  (Year First Became Executive Officer
   ------------------------------   ---  ------------------------------------

   Victor L. Poirier                54   President and Chief Executive
                                          Officer (1988)
   John N. Hatsopoulos              61   Vice President and Chief Financial
                                          Officer (1988)
   Dr. Kurt S. Dasse                46   Senior Vice President (1988)
   Betty A. Silverstein Russell     46   Senior Vice President (1989)
   Timothy J. Krauskopf             34   Vice President, Regulatory
                                          Affairs (1995)
   Paul F. Kelleher                 53   Chief Accounting Officer (1988)

        Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Krauskopf, have held comparable positions for at least five years with the Company, Thermedics, or Thermo Electron. Mr. Poirier and Dr. Dasse devote substantially all of their time to the affairs of the Company, but devote a portion of their time to the affairs of Thermedics. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require. Mr. Krauskopf was previously Director of Regulatory Affairs from 1993 to 1995, and prior to that, was Senior Regulatory Affairs Coordinator at USCI division of C.R. Bard, Inc. from 1992 to 1993, and worked in clinical affairs at Carbomedics, Inc. from 1989 to 1992.


   Item 2. Properties

        The Company currently subleases approximately 31,536 square feet of space in Thermedics' corporate headquarters in Woburn, Massachusetts. This sublease expires in February 1999. Under the terms of the sublease, the Company pays approximately the same rent paid per square foot by Thermedics under its prime lease. The Company believes that these facilities are in good condition and are suitable for its present operations.


   Item 3. Legal Proceedings

        Not applicable.


   Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.



                                       11PAGE

                                     PART II


   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

        Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections entitled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6. Selected Financial Data

        The information required under this item is included under the sections entitled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8. Financial Statements and Supplementary Data

        The Registrant's Financial Statements as of December 30, 1995, are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.







                                       12PAGE

                                    PART III


   Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11. Executive Compensation

        The information required under this item is incorporated by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.






                                       13PAGE

                                     PART IV


   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a,d)   Financial Statements and Schedules.

           (1) The financial statements set forth in the list below are filed as part of this Report.

           (2) The financial statement schedule set forth in the list below is filed as part of this Report.

           (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

           List of Financial Statements and Schedules Referenced in this
           Item 14.

           Information incorporated by reference from Exhibit 13 filed herewith:

               Statement of Income
               Balance Sheet
               Statement of Cash Flows
               Statement of Shareholders' Investment
               Notes to Financial Statements
               Report of Independent Public Accountants

           Certain Financial Statement Schedules filed herewith:

               Schedule II: Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (b)     Reports on Form 8-K.

           During the Company's fiscal quarter ended December 30, 1995, the Company was not required to file, and did not file, any Current Report on Form 8-K.

   (c)     Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.








                                       14PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

   Date: March 8, 1996             THERMO CARDIOSYSTEMS INC.


                                   By: Victor L. Poirier
                                       ---------------------
                                       Victor L. Poirier
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 8, 1996.

   Signature                          Title
   ---------                          -----


   By: Victor L. Poirier              President, Chief Executive Officer and
       Victor L. Poirier               Director


   By:John N. Hatsopoulos             Vice President and Chief Financial
      John N. Hatsopoulos              Officer


   By: Paul F. Kelleher               Chief Accounting Officer
       Paul F. Kelleher


   By: Walter J. Bornhorst            Director
       Walter J. Bornhorst


   By: Richard W.K. Chapman           Director
       Richard W.K. Chapman


   By: Elias P. Gyftopoulos           Director
       Elias P. Gyftopoulos


   By: Robert C. Howard               Director
       Robert C. Howard


   By: Leonard Laster                 Director
       Leonard Laster


   By: John W. Wood Jr.               Chairman of the Board and Director
       John W. Wood Jr.


   By: Nicholas T. Zervas             Director
       Nicholas T. Zervas
                                       15PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


   To the Shareholders and Board of Directors of Thermo Cardiosystems Inc.:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in Thermo Cardiosystems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           Arthur Andersen LLP



   Boston, Massachusetts
   February 7, 1996


























                                       16PAGE

SCHEDULE II


                            THERMO CARDIOSYSTEMS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                      Balance at  Charged to                          Balance
                       Beginning   Costs and   Accounts     Accounts   at End
Description              of Year    Expenses  Recovered  Written-off  of Year
--------------------  ----------  ----------  ---------  -----------  -------

Year Ended
 December 30, 1995
  Allowance for
   Doubtful Accounts       $ 225      $ 120      $   -      $ (36)      $ 309

Year Ended
 December 31, 1994
  Allowance for
   Doubtful Accounts       $  80      $ 170      $   -      $ (25)      $ 225

Year Ended
 January 1, 1994
  Allowance for
   Doubtful Accounts       $ 105      $  20      $ 108      $(153)      $  80
















                                       17PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

     3.1 Articles of Organization, as filed on August 18, 1988 and as amended on October 26, 1988, January 6, 1989, and May 23, 1990 (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-34737] and incorporated herein by reference) and as amended on October 25, 1993 (filed as Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-10114] and incorporated herein by reference).

     3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

     4.1 Form of Guarantee Agreement between the Registrant and Thermo Electron Corporation (filed as Exhibit 4(b) to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-25144] and incorporated herein by reference).

     4.2 Form of Amendment Number 1 to Guarantee Agreement between the Registrant and Thermo Electron (filed as Exhibit 4(e) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-34737] and incorporated herein by reference).

     4.3      Fiscal Agency Agreement dated January 5, 1993 among
              Thermo Electron Corporation, the Registrant and
              Chemical Bank (filed as Exhibit 4.11 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

     4.4 Guarantee Reimbursement Agreement dated February 7, 1994 among the Registrant, Thermo Voltek Corp., Thermedics Inc. and Thermo Electron Corporation (filed as Exhibit 4.4 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.1 Amended and Restated Corporate Services Agreement dated January 3, 1993 between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10114] and incorporated herein by reference).

    10.2 Sublease dated August 19, 1988 between the Registrant and Thermedics Inc., as amended by Amendment No. 1 dated January 1, 1990 (filed as Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [File No. 1-10114] and incorporated herein by reference).
                                       18PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.3 Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

    10.4 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-10114] and incorporated herein by reference).

    10.5 Intellectual Property Cross-License Agreement between Thermedics Inc. and the Registrant dated August 19, 1988 (filed as Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

    10.6 Agreement dated May 26, 1993 between The Polymer Technology Group Incorporated and the Registrant (filed as Exhibit 10(cc) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-10114] and incorporated herein by reference).

    10.7 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

   10.8-10.17  Reserved.

    10.18     Equity Incentive Plan of the Registrant (filed as
              Attachment A to the Proxy Statement dated May 5, 1994 of the Registrant [File No. 1-10114] and incorporated herein by reference).

    10.19     Deferred Compensation Plan for Directors of the
              Registrant (filed as Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

    10.20     Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10114] and incorporated herein by reference).


                                       19PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.21     Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November
              1993).

    10.22 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November
              1993).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrant's parent corporations, Thermedics Inc. and Thermo Electron Corporation, and their subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits
              10.23 - 10.90.

    10.23 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).



                                       20PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.24 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May
              1995).

    10.25 Thermo Electron Corporation Equity Incentive Plan (filed as Exhibit 10.1 to Thermo Electron's Quarterly report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in 1994).

    10.26 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics Inc. [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument Systems Inc. [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
              1995).



                                       21PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
              10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.29 Thermo Electron Corporation - Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.30 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005).

    10.31 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.32 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

                                       22PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.33 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October
              1993).

    10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September
              1995).

    10.35 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995).

    10.36 Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
              Exhibit 10.31 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.37 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.32 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.38 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

                                       23PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.39 Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.34 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.40 Thermo Electron Corporation - ThermoLase Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.35 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.41 Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan.

    10.42 Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan.

    10.43     Thermo Electron Corporation - Thermo Sentron Inc.
              Nonqualified Stock Option Plan.

    10.44 Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan.

    10.45 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

    10.46 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after giving effect to share increase approved in December
              1993).

    10.47 Thermo Ecotek Systems Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as Exhibit 10.46 to Thermo TerraTech Inc.'s (formerly Thermo Process Systems Inc.) Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).
                                      24PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

   10.48      Thermedics Inc. Incentive Stock Option Plan (filed as
              Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.49 Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.50 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000, after adjustment to reflect 3-for-2 stock split effected in November 1993).

    10.51     Thermedics Inc. - Thermo Sentron Inc. Nonqualified
              Stock Option Plan.

    10.52     Thermedics Inc. - Thermedics Detection Inc.
              Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

    10.53 Thermedics Detection Inc. Equity Incentive Plan (filed as Exhibit 10.69 to Thermedics' Annual Report on Form 10-K for the year ended December 31, 1994 [File No.
              1-9567] and incorporated herein by reference).

    10.54 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).
                                       25PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.55 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

    10.56     Thermo Voltek Corp. Equity Incentive Plan (filed as
              Exhibit 10.45 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10574] and incorporated herein by reference).

    10.57     Thermo Sentron Inc. Equity Incentive Plan.

    10.58 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.59 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December
              1995).

    10.60 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
              1995).

                                       26PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.61 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
              1995).

    10.62 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December
              1995).

    10.63 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as
              Exhibit 10.45 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

    10.64     Thermo Instrument Systems Inc. - Thermo BioAnalysis
              Corporation Nonqualified Stock Option Plan.

    10.65     Thermo Instrument Systems Inc. - ThermoQuest
              Corporation Nonqualified Stock Option Plan.

    10.66 ThermoSpectra Corporation Equity Incentive Plan (filed as Exhibit 10.59 to Thermo Power's Annual Report on
              Form 10-K for the fiscal year ended October 1, 1994
              [File No. 1-10573] and incorporated herein by reference).

    10.67     Thermo BioAnalysis Corporation Equity Incentive Plan.

    10.68     Thermo Optek Corporation Equity Incentive Plan.

    10.69     ThermoQuest Corporation Equity Incentive Plan.

                                       27PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.70 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

    10.71 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

    10.72 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.73     ThermoTrex Corporation - Trex Medical Corporation
              Nonqualified Stock Option Plan.

    10.74 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

    10.75 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

                                       28PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

    10.76     ThermoLase Corporation Equity Incentive Plan (filed as
              Exhibit 10.81 to Thermo TerraTech's (formerly Thermo Process') Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.77     Trex Medical Corportion Equity Incentive Plan.

    10.78 Thermo Fibertek Inc. Incentive Stock Option Plan (filed as Exhibit 10(k) to Thermo Fibertek's Registration
              Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.79     Thermo Fibertek Inc. Nonqualified Stock Option Plan
              (filed as Exhibit 10(l) to Thermo Fibertek's
              Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.80 Thermo Fibertek Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated May 3, 1994 of Thermo Fibertek [File No. 1-11406] and incorporated herein by reference).

    10.81 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan, as amended (filed as
              Exhibit 10(h) to Thermo Power's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.82 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan, as amended (filed as
              Exhibit 10(i) to Thermo Power's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.83 Thermo Power Corporation Equity Incentive Plan (filed as Exhibit 10.60 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.84     Thermo Power Corporation - ThermoLyte Corporation
              Nonqualified Stock Option Plan.
                                       29PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.85     ThermoLyte Corporation Equity Incentive Plan (filed as
              Exhibit 10.71 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.86 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.87 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.88 Thermo Terra Tech Inc. (formerly Thermo Process Systems Inc.) Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

    10.89 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) - Thermo Remediation Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo TerraTech's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.90     Thermo Remediation Inc. Equity Incentive Plan (filed as
              Exhibit 10.7 to Thermo Remediation's Registration
              Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

                                       30PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number      Description of Exhibit                                   Page
   -------------------------------------------------------------------------

      11      Statement re: Computation of Earnings per Share.

      13      Annual Report to Shareholders for the year ended
              December 30, 1995 (only those portions incorporated herein by reference).

      21      Subsidiaries of the Registrant.

      23      Consent of Arthur Andersen LLP.

      27      Financial Data Schedule.