Form 10-Q
period 1996-03-30
THERMO CARDIOSYSTEMS INC
filed 1996-05-06
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at April 26, 1996
         ----------------------------   -----------------------------
         Common Stock, $.10 par value              24,311,299
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                                  Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   March 30,    December 30,
   (In thousands)                                        1996            1995
   --------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                       $ 10,965       $  4,398
     Short-term available-for-sale
       investments, at quoted market value
       (amortized cost of $50,318 and $45,392)         50,870         46,123
     Accounts receivable, less allowances
       of $339 and $309                                 6,283          5,013
     Inventories:
       Raw materials                                    1,469          2,645
       Work in process and finished goods               5,902          3,504
     Prepaid and refundable income taxes                1,190          1,905
                                                     --------       --------
                                                       76,679         63,588
                                                     --------       --------

   Machinery, Equipment and Leasehold
     Improvements, at Cost                              3,143          2,819

     Less: Accumulated depreciation
           and amortization                             1,602          1,435
                                                     --------       --------
                                                        1,541          1,384
                                                     --------       --------

   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $29,515 and $39,795)                           29,325         39,953
                                                     --------       --------

   Long-term Prepaid Income Taxes                         783            783
                                                     --------       --------

   Other Assets                                           418            478
                                                     --------       --------
                                                     $108,746       $106,186
                                                     ========       ========





                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------

   Current Liabilities:
     Accounts payable                                 $  2,337      $  1,670
     Accrued payroll and employee benefits                 595           864
     Accrued income taxes                                1,114             -
     Other accrued expenses                                203           374
     Due to parent company and Thermo
       Electron Corporation                                281           297
                                                      --------      --------
                                                         4,530         3,205
                                                      --------      --------

   Subordinated Convertible Debentures                  11,367        11,642
                                                      --------      --------

   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 24,214,025 and
       24,126,947 shares issued                          2,421         2,413
     Capital in excess of par value                     82,773        82,344
     Retained earnings                                  10,602         8,191
     Treasury stock at cost, 11,941 and
       18,097 shares                                    (3,182)       (2,186)
     Net unrealized gain on available-
       for-sale investments                                235           577
                                                      --------      --------
                                                        92,849        91,339
                                                      --------      --------
                                                      $108,746      $106,186
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.











                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                               Statement of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues                                             $ 6,693      $ 4,392
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                     2,419        1,928
     Selling, general and administrative expenses         1,248          973
     Expenses for research and development                  862          824
                                                        -------      -------
                                                          4,529        3,725
                                                        -------      -------

   Operating Income                                       2,164          667

   Interest Income                                        1,362        1,197
   Interest Expense                                         (28)         (92)
   Gain on Sale of Investments                               68            -
                                                        -------      -------

   Income Before Provision for Income Taxes               3,566        1,772
   Provision for Income Taxes                             1,155          620
                                                        -------      -------
   Net Income                                           $ 2,411      $ 1,152
                                                        =======      =======
   Earnings per Share                                   $   .10      $   .05
                                                        =======      =======
   Weighted Average Shares                               25,033       24,674
                                                        =======      =======


   The accompanying notes are an integral part of these financial statements.












                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                             Statement of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                         $  2,411    $  1,152
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                       229         229
         Provision for losses on accounts receivable          30          30
         Gain on sale of investments                         (68)          -
         Changes in current accounts:
           Accounts receivable                            (1,300)        612
           Inventories                                    (1,215)       (642)
           Prepaid and refundable income taxes               715           -
           Accounts payable                                  667         478
           Other current liabilities                        (361)       (735)
                                                        --------    --------
             Net cash provided by operating activities     1,108       1,124
                                                        --------    --------

   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                     31,915      17,275
     Purchases of available-for-sale investments         (26,492)    (19,550)
     Purchases of machinery, equipment and
       leasehold improvements                               (344)       (265)
                                                        --------    --------
             Net cash provided by (used in)
               investing activities                        5,079      (2,540)
                                                        --------    --------

   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                          380         262
                                                        --------    --------
   Increase (Decrease) in Cash and Cash Equivalents        6,567      (1,154)
   Cash and Cash Equivalents at Beginning of Period        4,398       9,378
                                                        --------    --------
   Cash and Cash Equivalents at End of Period           $ 10,965    $  8,224
                                                        ========    ========
   Cash Paid For:
     Interest                                           $      -    $     25
     Income taxes                                       $     41    $    533

   Noncash Activities:
     Conversions of convertible debentures              $    275    $      -


   The accompanying notes are an integral part of these financial statements.
                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                          Notes to Financial Statements
   1.   General

        The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The balance sheet presented as of December 30, 1995, has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.

   2.   Stock Split

        In April 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on May 15, 1996, to shareholders of record as of May 1, 1996. Common shares outstanding as of March 30, 1996, on a pro forma basis, reflecting the stock split, would have been 36,303,126 shares. The following table presents other selected financial data on a pro forma basis to reflect the stock split.
                                                         Three Months Ended
                                                        --------------------
                                                        March 30,   April 1,
   (In thousands except per share amounts)                   1996       1995
   -------------------------------------------------------------------------
   Earnings per share                                     $   .06   $   .03
   Weighted average shares                                 37,549    37,011

        Financial results for prior periods will be restated in the second quarter of 1996 to reflect the stock split.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a leader in the research, development, and manufacture of both an air-driven and an electric implantable left ventricular-assist system (LVAS). The Company is also the only company with U.S. Food and Drug Administration (FDA) approval to commercially market an implantable LVAS. Each system is designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, which require removal of the natural heart, an LVAS allows the natural heart to be left in place, preserving the heart's biological control mechanisms.
                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.
   Overview (continued)

        In October 1994, the Company announced that the FDA granted approval for the commercial sale in the U.S. of the air-driven LVAS for use as a bridge to heart transplant. With this approval, the air-driven system is available for sale to cardiac centers throughout the U.S. The electric version of the LVAS, which is currently being used in clinical trials in the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark) in August 1995, allowing commercial sale in all European Community countries. The air-driven LVAS was granted the CE Mark in early 1994. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to heart transplant in the U.S. In April 1996, the first implant under this clinical trial was performed using the LVAS as an alternative for nontransplant candidates. Until the Company's electric LVAS receives FDA commercial approval, sales will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold.

        In general, a profit cannot be earned from the sale of an LVAS until approval of the device for commercial sale has been received from the FDA. Until such approval is obtained, only the direct and indirect costs of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in the fourth quarter of 1994.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues in the first quarter of 1996 increased 52% to $6,693,000 from $4,392,000 in the first quarter of 1995, primarily due to a 49% increase in the number of air-driven and electric LVAS units shipped during the first quarter of 1996. Approximately 10% of the increase in revenues was a result of a price increase that was phased in during the fourth quarter of 1994 and the first half of 1995.

        The gross profit margin increased to 64% in the first quarter of 1996 from 56% in the first quarter of 1995, primarily due to the increase in sales volume, improvements in manufacturing efficiencies and, to a lesser extent, the price increase.

        Selling, general and administrative expenses as a percentage of revenues decreased to 19% in the first quarter of 1996 from 22% in the first quarter of 1995 due to the higher sales volume in 1996. Research and development expenses of $862,000 and $824,000 in the first quarter of 1996 and 1995, respectively, reflect the Company's continued development of the LVAS.

        Interest income increased to $1,362,000 in the first quarter of 1996 from $1,197,000 in the first quarter of 1995 as a result of higher investment balances.

        The effective tax rates were 32% and 35% in the first quarter of 1996 and 1995, respectively. These rates were below the combined statutory federal and state income tax rate due to the recognition of certain state tax benefits. As of March 30, 1996, there are no state tax benefits remaining.
                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.


   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $72,149,000 at March 30, 1996, compared with $60,383,000 at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $91,160,000 at March
   30, 1996, compared with $90,474,000 at December 30, 1995. During the first quarter of 1996, $1,108,000 of cash was provided by operating activities and the Company expended $344,000 on purchases of machinery, equipment and leasehold improvements.

        During the remainder of 1996, the Company expects to make capital expenditures of approximately $1,200,000, principally for manufacturing and tooling equipment and leasehold improvements for the continued development and production of the Company's LVAS. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



















                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1996.


                                            THERMO CARDIOSYSTEMS INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer





















                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  Exhibit Index


   Exhibit
   Number      Description of Exhibit                                  Page
   ------------------------------------------------------------------------

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.