Form 10-Q
period 1996-06-29
THERMO CARDIOSYSTEMS INC
filed 1996-08-06
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at July 26, 1996
         ----------------------------   ----------------------------
         Common Stock, $.10 par value              36,694,432
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                                  Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,  December 30,
   (In thousands)                                         1996          1995
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $  7,681      $  4,398
     Short-term available-for-sale
       investments, at quoted market value
       (amortized cost of $53,769 and $45,392)          54,146        46,123
     Accounts receivable, less allowances
       of $339 and $309                                  7,243         5,013
     Inventories:
       Raw materials                                     1,590         2,645
       Work in process and finished goods                7,656         3,504
     Prepaid and refundable income taxes                 1,419         1,905
                                                      --------      --------
                                                        79,735        63,588
                                                      --------      --------
   Machinery, Equipment and Leasehold
     Improvements, at Cost                               3,262         2,819

     Less: Accumulated depreciation
           and amortization                              1,750         1,435
                                                      --------      --------
                                                         1,512         1,384
                                                      --------      --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $29,293 and $39,795)                            29,013        39,953
                                                      --------      --------
   Long-term Prepaid Income Taxes                          783           783
                                                      --------      --------
   Other Assets                                            353           478
                                                      --------      --------
                                                      $111,396      $106,186
                                                      ========      ========



                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  1,741      $  1,670
     Accrued payroll and employee benefits                 313           864
     Accrued income taxes                                2,369             -
     Other accrued expenses                                238           374
     Due to parent company and Thermo
       Electron Corporation                                190           297
                                                      --------      --------
                                                         4,851         3,205
                                                      --------      --------

   Subordinated Convertible Debentures                   8,532        11,642
                                                      --------      --------
   Shareholders' Investment (Note 2):
     Common stock, $.10 par value, 100,000,000
       shares authorized; 36,534,792 and
       24,126,947 shares issued                          3,653         2,413
     Capital in excess of par value                     84,503        82,344
     Retained earnings                                  13,001         8,191
     Treasury stock at cost, 11,747 and
       18,097 shares                                    (3,206)       (2,186)
     Net unrealized gain on available-for-sale
       investments                                          62           577
                                                      --------      --------
                                                        98,013        91,339
                                                      --------      --------
                                                      $111,396      $106,186
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.





                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                               Statement of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $ 7,429    $ 5,589
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues                                       2,396      2,340
     Selling, general and administrative expenses           1,549      1,099
     Expenses for research and development                    931        912
                                                          -------    -------
                                                            4,876      4,351
                                                          -------    -------

   Operating Income                                         2,553      1,238

   Interest Income                                          1,342      1,252
   Interest Expense                                           (27)       (73)
   Loss on Sale of Investments                                (16)         -
                                                          -------    -------
   Income Before Provision for Income Taxes                 3,852      2,417
   Provision for Income Taxes                               1,453        746
                                                          -------    -------
   Net Income                                             $ 2,399    $ 1,671
                                                          =======    =======
   Earnings per Share                                     $   .07    $   .04
                                                          =======    =======
   Weighted Average Shares                                 36,462     37,282
                                                          =======    =======


   The accompanying notes are an integral part of these financial statements.






                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                               Statement of Income
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $14,122    $ 9,981
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues                                       4,815      4,268
     Selling, general and administrative expenses           2,797      2,072
     Expenses for research and development                  1,793      1,736
                                                          -------    -------

                                                            9,405      8,076
                                                          -------    -------

   Operating Income                                         4,717      1,905

   Interest Income                                          2,704      2,449
   Interest Expense                                           (55)      (165)
   Gain on Sale of Investments                                 52          -
                                                          -------    -------
   Income Before Provision for Income Taxes                 7,418      4,189
   Provision for Income Taxes                               2,608      1,366
                                                          -------    -------
   Net Income                                             $ 4,810    $ 2,823
                                                          =======    =======
   Earnings per Share                                     $   .13    $   .08
                                                          =======    =======
   Weighted Average Shares                                 37,554     37,147
                                                          =======    =======


   The accompanying notes are an integral part of these financial statements.




                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                             Statement of Cash Flows
                                   (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands)                                           1996        1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                         $  4,810    $  2,823
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                     437         460
           Provision for losses on accounts receivable        30          60
           Gain on sale of investments                       (52)          -
           Changes in current accounts:
             Accounts receivable                          (2,260)       (266)
             Inventories                                  (3,081)       (578)
             Prepaid and refundable income taxes              72           -
             Accounts payable                                 71         517
             Other current liabilities                       999        (755)
                                                        --------    --------
               Net cash provided by operating
                 activities                                1,026       2,261
                                                        --------    --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                     51,014      43,914
     Purchases of available-for-sale investments         (48,837)    (44,525)
     Purchases of machinery, equipment and
       leasehold improvements                               (483)       (582)
     Other                                                     -        (100)
                                                        --------    --------
               Net cash provided by (used in)
                 investing activities                      1,694      (1,293)
                                                        --------    --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                          563         440
                                                        --------    --------

   Increase in Cash and Cash Equivalents                   3,283       1,408
   Cash and Cash Equivalents at Beginning of Period        4,398       9,378
                                                        --------    --------
   Cash and Cash Equivalents at End of Period           $  7,681    $ 10,786
                                                        ========    ========

   Noncash Activities:
     Conversions of convertible debentures              $  3,110    $  6,040

   The accompanying notes are an integral part of these financial statements.

                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

                          Notes to Financial Statements

   1.   General

        The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended
   June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Stock Split

        In April 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on May 15, 1996, to shareholders of record as of May 1, 1996. All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect the stock split.


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

        In October 1994, the Company announced that the FDA granted approval for the commercial sale in the U.S. of the air-driven LVAS for use as a bridge to heart transplant. With this approval, the air-driven system is available for sale to cardiac centers throughout the U.S. The electric version of the LVAS, which is currently being used in clinical trials in

                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

   the U.S. for patients awaiting heart transplants, received the European Conformity Mark (CE Mark) in August 1995, allowing commercial sale in all European Community countries. The air-driven LVAS was granted the CE Mark in early 1994. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to conventional medical therapy in the U.S. In April 1996, the first implant under this clinical trial was performed using the LVAS as an alternative for nontransplant candidates. Until the Company's electric LVAS receives FDA commercial approval, sales of the electric LVAS will fluctuate depending upon the number of implants performed in ongoing studies at approved clinical sites and the number of implementation programs sold.

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

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues in the second quarter of 1996 increased 33% to $7,429,000 from $5,589,000 in the second quarter of 1995, primarily due to a 140% increase in the number of LVAS implementation programs sold and, to a lesser extent, a 26% increase in the number of air-driven and electric LVAS units shipped during the second quarter of 1996 for subsequent implant.

        The gross profit margin increased to 68% in the second quarter of 1996 from 58% in the second quarter of 1995, primarily due to an increase in revenues from higher-margin implementation programs, an increase in sales volume and, to a lesser extent, improvements in manufacturing efficiencies.

        Selling, general and administrative expenses as a percentage of revenues increased to 21% in the second quarter of 1996 from 20% in the second quarter of 1995 as a result of higher marketing expenses due to an increase in the Company's sales force. Research and development expenses of $931,000 and $912,000 in the second quarter of 1996 and 1995, respectively, reflect the Company's continued development of the LVAS.

        Interest income increased to $1,342,000 in the second quarter of 1996 from $1,252,000 in the second quarter of 1995, primarily as a result of higher invested balances.

        The effective tax rates were 38% and 31% in the second quarter of 1996 and 1995, respectively. The effective tax rate in 1996 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate in 1995 was below the statutory federal income tax rate due to the recognition of remaining state tax loss carryforwards.

                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues in the first six months of 1996 increased 41% to $14,122,000 from $9,981,000 in the first six months of 1995, primarily due to a 59% increase in the number of LVAS implementation programs sold and a 38% increase in the number of air-driven and electric LVAS units shipped during the first six months of 1996 for subsequent implant. Approximately 5% of the increase in revenues was a result of a price increase that was phased in during the fourth quarter of 1994 and the first half of 1995.

        The gross profit margin increased to 66% in the first six months of 1996 from 57% in the first six months of 1995, primarily due to an increase in revenues from higher-margin implementation programs, an increase in sales volume, improvements in manufacturing efficiencies and, to a lesser extent, the price increase.

        Selling, general and administrative expenses as a percentage of revenues decreased to 20% in the first six months of 1996 from 21% in the first six months of 1995, primarily due to the higher sales volume in 1996, offset in part by higher marketing expenses due to an increase in the Company's sales force. Research and development expenses of $1,793,000 and $1,736,000 in the first six months of 1996 and 1995, respectively, reflect the Company's continued development of the LVAS.

        Interest income increased to $2,704,000 in the first six months of 1996 from $2,449,000 in the first six months of 1995, primarily as a result of higher invested balances.

        The effective tax rates were 35% and 33% in the first six months of 1996 and 1995, respectively. The effective tax rate in 1995 was below the statutory federal income tax rate due to the recognition of remaining state tax loss carryforwards.

   Liquidity and Capital Resources

        Working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $74,884,000 at June 29, 1996, compared with $60,383,000 at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $90,840,000 at June
   29, 1996, compared with $90,474,000 at December 30, 1995. During the first six months of 1996, $1,024,000 of cash was provided by operating activities. The Company funded a $2,260,000 and a $3,081,000 increase in accounts receivable and inventories, respectively, as a result of an increase in sales volume during the first six months of 1996.

        During the first six months of 1996, the Company expended $483,000 on purchases of machinery, equipment and leasehold improvements. During the remainder of 1996, the Company expects to make capital expenditures of approximately $800,000, principally for manufacturing and tooling equipment and leasehold improvements for the continued development and production of the Company's LVAS. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 20, 1996, at the Annual Meeting of Shareholders, the shareholders reelected eight incumbent directors to a one-year term expiring in 1997. The directors reelected at the meeting were: Dr. Walter
   J. Bornhorst, Dr. Richard W.K. Chapman, Dr. Elias P. Gyftopoulos, Robert C. Howard, Dr. Leonard Laster, Victor L. Poirier, John W. Wood Jr., and Dr. Nicholas T. Zervas. Dr. Bornhorst, Dr. Gyftopoulos, Dr. Laster and Dr. Zervas each received 21,310,165 shares voted in favor of his election and 20,522 shares voted against; and Dr. Chapman, Mr. Howard, Mr. Poirier and Mr. Wood each received 21,306,165 shares voted in favor of his election and 24,522 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Company's Articles of Organization to increase the Company's authorized common stock, $.10 par value per share, from 50 million shares to 100 million shares as follows: 21,113,092 shares voted in favor, 199,287 shares voted against, and 18,308 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.










                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1996.

                                            THERMO CARDIOSYSTEMS INC.



                                            Paul F. Kelleher
                                            ---------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ---------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer




























                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


   Exhibit
   Number      Description of Exhibit                                  Page
   ------------------------------------------------------------------------

      3(i)     Amended and Restated Articles of Organization of the
               Registrant.

     11        Statement re: Computation of earnings per share.

     27        Financial Data Schedule.