Form 10-Q
period 1996-09-28
THERMO CARDIOSYSTEMS INC
filed 1996-11-04
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at October 25, 1996
          ----------------------------   -------------------------------
          Common Stock, $.10 par value             36,700,764
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                                  Balance Sheet
                                   (Unaudited)

                                     Assets

                                                 September 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 16,511      $  4,398
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $45,595 and $45,392)         45,457        46,123
      Accounts receivable, less allowances
        of $369 and $309                                 8,600         5,013
      Inventories:
        Raw materials                                    6,454         2,645
        Work in process and finished goods               4,195         3,504
      Prepaid and refundable income taxes                1,405         1,905
                                                      --------      --------
                                                        82,622        63,588
                                                      --------      --------
    Machinery, Equipment and Leasehold
      Improvements, at Cost                              3,435         2,819

      Less: Accumulated depreciation
            and amortization                             1,928         1,435
                                                      --------      --------
                                                         1,507         1,384
                                                      --------      --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $29,124 and $39,795)                           29,020        39,953
                                                      --------      --------
    Long-term Prepaid Income Taxes                         783           783
                                                      --------      --------
    Other Assets                                           310           478
                                                      --------      --------
                                                      $114,242      $106,186
                                                      ========      ========

                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 28,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $  1,420      $  1,670
      Accrued payroll and employee benefits               462           864
      Accrued income taxes                              2,702             -
      Other accrued expenses                              295           374
      Due to parent company and Thermo
        Electron Corporation                              238           297
                                                     --------      --------
                                                        5,117         3,205
                                                     --------      --------
    Subordinated Convertible Debentures                 6,097        11,642
                                                     --------      --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 36,705,699 and
        24,126,947 shares issued                        3,671         2,413
      Capital in excess of par value                   86,931        82,344
      Retained earnings                                15,763         8,191
      Treasury stock at cost, 8,384 and
        18,097 shares                                  (3,182)       (2,186)
      Net unrealized gain (loss) on available-for-
        sale investments                                 (155)          577
                                                     --------      --------
                                                      103,028        91,339
                                                     --------      --------
                                                     $114,242      $106,186
                                                     ========      ========


    The accompanying notes are an integral part of these financial statements.





                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                               Statement of Income
                                   (Unaudited)


                                                   Three Months Ended
                                             ------------------------------
                                             September 28,    September 30,
    (In thousands except per share amounts)           1996             1995
    -----------------------------------------------------------------------
    Revenues                                       $ 7,594          $ 5,068
                                                   -------          -------
    Costs and Operating Expenses:
      Cost of revenues                               2,590            2,173
      Selling, general and administrative
        expenses                                     1,570              857
      Expenses for research and development            847              771
                                                   -------          -------
                                                     5,007            3,801
                                                   -------          -------

    Operating Income                                 2,587            1,267

    Interest Income                                  1,286            1,281
    Interest Expense                                   (11)             (60)
    Gain on Sale of Investments                        665               37
                                                   -------          -------
    Income Before Provision for Income Taxes         4,527            2,525
    Provision for Income Taxes                       1,765              634
                                                   -------          -------
    Net Income                                     $ 2,762          $ 1,891
                                                   =======          =======

    Earnings per Share                             $   .08          $   .05
                                                   =======          =======

    Weighted Average Shares                         36,682           37,373
                                                   =======          =======


    The accompanying notes are an integral part of these financial statements.







                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                               Statement of Income
                                   (Unaudited)


                                                      Nine Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues                                         $21,716        $15,049
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 7,405          6,441
      Selling, general and administrative
        expenses                                       4,367          2,929
      Expenses for research and development            2,640          2,507
                                                     -------        -------
                                                      14,412         11,877
                                                     -------        -------

    Operating Income                                   7,304          3,172

    Interest Income                                    3,990          3,730
    Interest Expense                                     (66)          (225)
    Gain on Sale of Investments                          717             37
                                                     -------        -------
    Income Before Provision for Income Taxes          11,945          6,714
    Provision for Income Taxes                         4,373          2,000
                                                     -------        -------
    Net Income                                       $ 7,572        $ 4,714
                                                     =======        =======

    Earnings per Share                               $   .21        $   .13
                                                     =======        =======

    Weighted Average Shares                           36,471         37,222
                                                     =======        =======


    The accompanying notes are an integral part of these financial statements.





                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                             Statement of Cash Flows
                                   (Unaudited)
                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                    $  7,572        $  4,714
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Depreciation and amortization                  647             683
          Provision for losses on accounts
            receivable                                    60              90
          Gain on sale of investments                   (717)            (37)
          Changes in current accounts:
            Accounts receivable                       (3,647)         (1,574)
            Inventories                               (4,485)         (1,017)
            Prepaid and refundable income taxes          100               -
            Accounts payable                            (250)            552
            Other current liabilities                  1,686          (1,339)
                                                    --------        --------
              Net cash provided by operating
                activities                               966           2,072
                                                    --------        --------
    Investing Activities:
      Proceeds from sale and maturities of
        available-for-sale investments                69,394          54,771
      Purchases of available-for-sale investments    (58,209)        (64,184)
      Purchases of machinery, equipment and
        leasehold improvements                          (655)           (802)
      Other                                                -            (100)
                                                    --------        --------
              Net cash provided by (used in)
                investing activities                  10,530         (10,315)
                                                    --------        --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                     617             482
                                                    --------        --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     12,113          (7,761)
    Cash and Cash Equivalents at Beginning
      of Period                                        4,398           9,378
                                                    --------        --------
    Cash and Cash Equivalents at End of Period      $ 16,511        $  1,617
                                                    ========        ========

    Noncash Activities:
      Conversions of convertible debentures         $  5,545        $ 11,350

    The accompanying notes are an integral part of these financial statements.
                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

                          Notes to Financial Statements

    1.   General

         The interim financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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

    2.   Stock Split

         All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed in May 1996.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

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

                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

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

         In general, a profit cannot be earned from the sale of an LVAS in the U.S. until approval of the device for commercial sale has been received from the FDA. Until such approval is obtained, only the direct and indirect costs of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in the fourth quarter of 1994.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues in the third quarter of 1996 increased 50% to $7,594,000 from $5,068,000 in the third quarter of 1995, primarily due to a 108% increase in the number of air-driven and electric LVAS units shipped for subsequent implant and, to a lesser extent, an 11% increase in the number of LVAS implementation programs sold during the third quarter of 1996.

         The gross profit margin increased to 66% in the third quarter of 1996 from 57% in the third quarter of 1995, primarily due to an increase in sales volume.

         Selling, general and administrative expenses as a percentage of revenues increased to 21% in the third quarter of 1996 from 17% in the third quarter of 1995 as a result of higher marketing expenses due to an increase in the Company's sales force. This increase was offset in part by the effect of lower expenses as a percentage of revenues due to an increase in sales volume. Expenses for research and development of $847,000 and $771,000 in the third quarter of 1996 and 1995, respectively, reflect the Company's continued development of the LVAS.

         As discussed in Liquidity and Capital Resources, the Company has signed a letter of intent to acquire a company principally engaged in research and development. Should the Company complete the acquisition, it expects that a substantial portion of the purchase price would represent

                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

    acquired technology under development and, accordingly, would be recorded as an expense in the period in which the acquisition occurs.

         Interest income remained relatively constant at $1,286,000 and $1,281,000 in the third quarter of 1996 and 1995, respectively.

         The Company recorded a gain on sale of investments of $665,000 in the third quarter of 1996, compared with $37,000 in the third quarter of 1995.

         The effective tax rates were 39% and 25% in the third quarter of 1996 and 1995, respectively. The effective tax rate in 1996 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate in 1995 was below the statutory federal income tax rate due to the recognition of remaining state tax loss carryforwards.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues in the first nine months of 1996 increased 44% to $21,716,000 from $15,049,000 in the first nine months of 1995, primarily due to a 56% increase in the number of air-driven and electric LVAS units shipped for subsequent implant and a 38% increase in the number of LVAS implementation programs sold during the first nine months of 1996.

         The gross profit margin increased to 66% in the first nine months of 1996 from 57% in the first nine months of 1995, primarily due to an increase in revenues from higher-margin implementation programs, an increase in sales volume and, to a lesser extent, improvements in manufacturing efficiencies.

         Selling, general and administrative expenses as a percentage of revenues increased to 20% in the first nine months of 1996 from 19% in the first nine months of 1995 as a result of higher marketing expenses due to an increase in the Company's sales force. This increase was offset in part by the effect of lower expenses as a percentage of revenues due to an increase in sales volume. Expenses for research and development of $2,640,000 and $2,507,000 in the first nine months of 1996 and 1995, respectively, reflect the Company's continued development of the LVAS.

         Interest income increased to $3,990,000 in the first nine months of 1996 from $3,730,000 in the first nine months of 1995, primarily as a result of higher invested balances.

         The Company recorded a gain on sale of investments of $717,000 in the first six months of 1996, compared with $37,000 in the first six months of 1995.

         The effective tax rates were 37% and 30% in the first nine months of 1996 and 1995, respectively. The effective tax rate in 1996 exceeded the statutory federal income tax rate primarily due to the impact of state

                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

    income taxes. The effective tax rate in 1995 was below the statutory federal income tax rate due to the recognition of remaining state tax loss carryforwards.

    Liquidity and Capital Resources

         Working capital was $77,505,000 at September 28, 1996, compared with $60,383,000 at December 30, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $90,988,000 at September 28, 1996, compared with $90,474,000 at December 30, 1995. During the first nine months of 1996, $966,000 of cash was provided by operating activities. During the first nine months of 1996, the Company funded $3,647,000 and $4,485,000 of increases in accounts receivable and inventories, respectively, as a result of an increase in sales volume and corresponding increases in production levels.

         During the first nine months of 1996, the Company expended $655,000 on purchases of machinery, equipment and leasehold improvements. During the remainder of 1996, the Company expects to make capital expenditures of approximately $300,000, principally for manufacturing and tooling equipment and leasehold improvements for the continued development and production of the Company's LVAS.

         The Company's Board of Directors has authorized the repurchase through August 12, 1997, of up to $10.0 million of its own securities. Any such purchases would be funded from working capital. Through September 28, 1996, the Company had not expended any funds under this authorization.

         In October 1996, the Company signed a letter of intent to acquire the assets of Nimbus Medical, Inc., a privately held research and development company based in Rancho Cordova, California, for approximately $5 million in cash. The completion of this transaction is subject to several conditions, including completion of the Company's due diligence investigation and negotiation of a definitive agreement. The Company expects that the acquisition will be completed in the fourth quarter of 1996. The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

         Uncertainty of Regulatory Approval for Biomedical Devices. The Company's LVAS are subject to approval by the FDA before they may be sold at a profit in the United States. The Company is also subject to regulatory requirements in foreign countries in which the Company markets its devices. The process of obtaining regulatory approvals is lengthy, expensive, and inherently uncertain. Even after FDA approval has been obtained, such approval can be suspended or revoked if the FDA does not continue to be satisfied with the safety and efficacy of a product. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, recalls of products, operating restrictions, and criminal prosecutions.

         In October 1994, the Company received FDA approval for the commercial sale of its pneumatic LVAS. In April 1994, the Company received the CE Mark for commercial sale of the pneumatic LVAS in all European Union countries. The Company has developed the HeartPak(TM), a lightweight, portable console that can be carried over the shoulder and which can be used as an alternative to the larger external console approved for use with the pneumatic LVAS. The HeartPak received the CE mark in February 1995 and the HeartPak is currently in Phase I clinical trials in the U.S. The Company's electric LVAS is currently in use in clinical trials in the U.S. These trials are testing the safety and efficacy of the device as both a bridge to transplant and as an alternative to transplant. The electric LVAS received the CE Mark in August 1995.

         No assurance can be given that the Company will file a supplement to its pre-market approval (PMA) application with the FDA with respect to the electric LVAS on a timely basis, or at all, or that the PMA supplement, if filed, will ultimately be approved by the FDA. In addition, any design changes to the Company's LVAS, including use of the portable console for the pneumatic LVAS, must be approved pursuant to a supplement to an approved PMA application. Failure of the Company to obtain FDA approval for the commercial sale of the electric LVAS, either as a bridge to transplant or as an alternative to transplant, would have a material adverse effect on the Company's long-term growth prospects. In addition, failure of the Company to obtain approval for the HeartPak portable console would require patients supported by the pneumatic LVAS to remain hospitalized. This could materially decrease the market for the pneumatic LVAS.

         Uncertainty of Patient Reimbursement. The cost of implanting a cardiac support system is substantial. Without the financial support of the government or third party insurers, the market for the Company's devices will be limited. Medicare and Medicaid limit the reimbursement that U.S. hospitals receive for treating certain medical conditions by setting maximum fees that can be charged to their patients. Under these systems, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. Private insurers also have initiated reimbursement systems designed to slow the escalation of health care costs. In addition, the federal government is considering, and certain state governments are considering or have adopted, new health care

                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

    policies intended to curb rising costs. Such policies include rationing of government-funded reimbursement for health care services and imposing price controls upon providers of medical products and services. These policies could have the effect of limiting the availability of reimbursement for procedures, such as the implantation of an LVAS, that involve prolonged treatment of critically ill patients.

         In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to the Company's HeartMate pneumatic LVAS. Several major nongovernment insurers, including Blue Cross/Blue Shield of Connecticut, Aetna Life & Casualty Company, and the health maintenance organization (HMO) U.S. Healthcare, have already agreed to offer coverage for the pneumatic LVAS. Even though reimbursement has been established by HCFA and by certain nongovernment insurers, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including if it is determined that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the pneumatic LVAS will be granted within a reasonable period of time, or at all. The unavailability of third party reimbursement for procedures involving the Company's systems would have a material adverse effect on the Company's business.

         Uncertainty of Opinion Leader Acceptance and Support. A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of the target patient population. The Company will achieve its business objectives only if its LVAS are recommended for use by such opinion leaders. The Company has developed working relationships with a number of leading medical centers, and its existing and proposed LVAS have been well received by opinion leaders in cardiac surgery and cardiology. Moreover, since the inception of its work on cardiac support systems in 1966, the Company has relied upon surgical teams at medical institutions to perform clinical trials that are necessary for obtaining FDA approvals. A continuing working relationship with those and other institutions will be important to the success of the Company. No assurance can be given that existing relationships and arrangements can be maintained or that new relationships will be established. Furthermore, economic, psychological, ethical and other concerns may limit acceptance of heart-assist devices in general, and there can be no assurance that markets of sufficient size will develop for the Company's LVAS.

         Technological Change and Competition. The Company is aware of only one other company performing clinical trials of an intermediate or long-term LVAS support in humans. However, there are many organizations engaged in the development of various types of cardiac support systems, including a total artificial heart. As other organizations realize the commercial potential for LVAS, the Company believes that competition will intensify. Although the length of the regulatory approval process for medical devices such as LVAS is a barrier to entry into this market, the Company's products could be rendered obsolete or uneconomical by

                                       12PAGE

                            THERMO CARDIOSYSTEMS INC.

    technological advances by one or more of the Company's present competitors or by future entrants into the industry. Many manufacturers of medical devices have greater research and development, manufacturing, and marketing resources than those of the Company.

         Availability of Components and Raw Materials. The Company relies on a number of custom-designed components and materials supplied by other companies to manufacture its LVAS, most of which are available from a large number of suppliers. These suppliers, in turn, rely on one or two basic raw materials. In 1992, two major manufacturers decided to phase out or eliminate their supply of raw materials for implantable medical devices, which affected the availability of several components and materials the Company uses in its products. The Company has developed and received FDA approval for the use of several alternative materials, and is in the process of qualifying certain other alternative materials or developing alternative sources for the materials no longer supplied by these manufacturers. While the Company believes that it has adequate supplies of materials and components to meet demand for its products for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of its products. The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material or component to the original material or component, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components would not cause delays in the Company's LVAS development programs or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

         Intellectual Property Rights. The Company relies principally upon trade secret protection and, to a lesser extent, patents to protect its proprietary rights. No assurance can be given that the Company will be able to effectively protect its trade secrets, or that competitors will not independently develop equivalent technology or design around the Company's patents. The Company's competitive position could be adversely affected if the Company is unable to protect adequately its proprietary rights. In April 1995 the Company received correspondence from a third party alleging that the textured surface of the LVAS had infringed certain patent rights of such third party. The Company believes that it has adequate defenses to the claims of the third party. However, no assurance can be given that the Company would be successful if litigation was commenced or that others will not claim that the Company infringes their intellectual property rights.

         Limited Manufacturing and Marketing Experience. Prior to FDA approval of commercial sale of the pneumatic LVAS, the Company was engaged only in the research and development of its LVAS. Since that time, the Company has been building its manufacturing, marketing, and sales capabilities. While the Company has not experienced difficulties

                                       13PAGE

                            THERMO CARDIOSYSTEMS INC.

    in manufacturing its LVAS at volumes, cost, and quality levels sufficient to satisfy the increased demand resulting from commercial approval, no assurance can be given that the Company will not encounter difficulties as sales volumes increase or new products or components are approved for commercial sale. The Company does not have experience in the large-scale commercialization of medical devices. While the Company has added sales and marketing staff and is expanding its distribution capabilities worldwide, no assurance can be given that the Company will be able to market and sell its products successfully in high volumes.

         Product Liability. The Company faces an inherent business risk of exposure to product liability claims relating to the use of its products. Although the Company currently maintains product liability insurance against this risk, there can be no assurance that it will continue to be able to obtain such coverage at economically feasible rates, if at all, or that such coverage will be adequate in terms and scope to completely protect the Company in the event of a successful product liability claim.

    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.















                                       14PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1996.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer






















                                       15PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit                                  Page
    ------------------------------------------------------------------------

      10        Stock Holdings Assistance Plan and Form of
                Promissory Note.

      11        Statement re: Computation of earnings per share.

      27        Financial Data Schedule.