Form 10-K
period 1996-12-28
THERMO CARDIOSYSTEMS INC
filed 1997-03-17
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $457,813,000.

   As of January 24, 1997, the Registrant had 36,901,560 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1. Business

    (a) General Development of Business

        Thermo Cardiosystems Inc. (the Company or the Registrant) is a leader in the research, development, and manufacture of implantable left ventricular-assist systems (LVAS). These systems are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. Unlike total artificial heart systems, that require removal of the natural heart, the LVAS allows the natural heart to remain in place, preserving the heart's biological control mechanisms and reducing blood-contacting surfaces that have led to strokes in patients using other cardiac devices. The Company has developed two systems for patients requiring long-term cardiac support: an implantable pneumatic LVAS that is powered by an external electrically driven air-pump, and an electric LVAS that is driven by an implanted electric motor and powered by a lightweight battery pack worn by the patient.

        In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) had granted approval for the commercial sale of the air-driven LVAS for use as a bridge to transplant. With this approval, the air-driven system became available for sale to cardiac centers throughout the United States. The Company received the European Conformity Mark (CE Mark) for commercial sale of the air-driven LVAS in all European Community countries in April 1994, and received the same approval for the electric system in August 1995. The electric version of the LVAS is currently being used in the U.S. in clinical trials for patients awaiting heart transplants. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy, and in April 1996, the first patient was implanted with an electric LVAS under this trial. The electric LVAS is being used in Europe as both a bridge to transplant and as an alternative to medical therapy.

         In December 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Nimbus Medical, Inc. (Nimbus), a research and development organization, for approximately $5.0 million in cash. Nimbus has been involved in artificial heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

        The Company was incorporated in 1988 as a wholly owned subsidiary of Thermedics Inc. (Thermedics), a publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), and is the successor in interest to the assets and business of that company relating to the research and development of implantable heart-assist systems. This business was conducted by Thermedics from its formation in 1983, and prior to that

                                        2PAGE
    time as a division of Thermo Electron beginning in 1966. As of December 28, 1996, Thermedics owned 19,757,612 shares of the Company's common stock, representing 54% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets product quality assurance systems, precision-weighing and inspection equipment, electrochemistry and microweighing products, electronic-test instruments, explosives-detection devices, and moisture-analysis systems. As of December 28, 1996, Thermo Electron owned 46,278 shares of the Company's common stock, representing .13% of such stock outstanding. Thermedics is a 55%-owned subsidiary of Thermo Electron. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermedics intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares of common stock of the Company from time to time as the number of outstanding shares issued by the Company increases. These or any other purchases by Thermedics may be made either in the open market or directly from the Company or Thermo Electron. During 1996*, Thermedics purchased 40,000 shares of the Company's common stock in the open market for $1,219,000. See Notes 4 and 6 to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report Shareholders incorporated herein by reference.

    (b) Information About Industry Segments

        The Company conducts business in one industry segment: the research, development, and manufacture of implantable heart-assist systems.


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

    (c) Description of Business

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

        Federal regulations require that the Company obtain an investigational device exemption (IDE) from the FDA to conduct testing in humans. Once sufficient testing has been completed to demonstrate the safety and effectiveness of the LVAS, the Company submits a premarket approval (PMA) application to the FDA. PMA supplements must be submitted for each type and application of the Company's LVAS before being sold commercially (see "Government Regulation").

    The Company's LVAS Devices

        The human heart contains two main pumping chambers: the left and right ventricles. The right ventricle pumps blood into the lungs where it is oxygenated. The blood then flows into the left ventricle where it is pumped throughout the body. The Company's LVAS devices support all or part of the pumping function of the left ventricle.

        The Company has developed two versions of its LVAS -- an implantable pneumatic, or air-driven, system that can be controlled by either a bedside or portable console, and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. Both of the Company's systems employ the Company's HeartMate(R) blood pump, and are designed for long-term use. The Company's LVAS devices are at various stages of regulatory approval.

        Each version of the Company's LVAS incorporates a number of proprietary technological advances in biological compatibility that distinguish it from other cardiac-assist devices. For example, the Company's systems employ proprietary textured linings that significantly reduce the likelihood of blood clots that can lead to strokes. As blood enters the pump chamber, blood elements are trapped by its textured surface, forming a coagulum, or lining. This coagulum is securely anchored to the textured surface and forms a "living" lining similar to that found in arteries and veins. This blood-contacting surface is derived from the patient's own blood and is therefore blood-compatible. Because of the risk of blood clots, patients who receive smooth-surface devices must take daily doses of prescription anticoagulants, the level of which must be constantly monitored. In contrast, patients on the Company's LVAS receive only minimal anticoagulation treatment of one aspirin per day.
                                       4PAGE

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

        Air-driven LVAS. In October 1994, the air-driven system was approved for commercial sale by the FDA. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. This system is intended as a bridge to transplant for patients awaiting heart transplantation. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of Phase I clinical trials of the HeartPak portable pneumatic driver. Phase I of the study will evaluate the safety of the system in the hospital; Phase II will evaluate the system in the home environment. In 1996, doctors began enrolling patients in Phase I of this trial.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility.

        The electric LVAS may not be sold commercially in the U.S. until it has received approval from the FDA. In December 1996, the Company began actively working with the FDA on the PMA application for commercial approval of the electric LVAS used as a bridge to transplant. In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge to transplant in the U.S. and Europe, and is also implanted as an alternative to heart transplant in Europe.

    Government Regulation

        The Company's products and its research, development, and manufacturing activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act (the FDC Act), the Public Health Services Act, and other federal statutes and regulations govern or

                                        5PAGE
    influence the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, advertising, and promotion of products such as those offered by the Company. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, and criminal prosecution.

        Pursuant to the Medical Device Amendments of 1976 (the 1976 Amendments) to the FDC Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories, Classes I, II, and III, which are subject to varying degrees of regulatory control.

        The Company's LVAS is classified as a Class III medical device under the FDC Act, the classification generally given to life-sustaining or supporting and implantable devices. Class III devices require clinical testing to ensure safety and effectiveness. The first stage of obtaining formal FDA market approval for a Class III device is submission of an application for an IDE. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If approved, the IDE permits clinical evaluations of significant risk devices on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA.

        The second stage of formal FDA market approval is the PMA application, which is submitted after sufficient data has been compiled under the IDE. The FDA will grant market approval if it finds that the safety and effectiveness of the product has been sufficiently demonstrated, and that the product complies with all applicable performance and manufacturing standards. In addition, any design change to an approved device must be approved by the FDA pursuant to a supplement to the applicable PMA application. The process of submitting and obtaining FDA approval of a PMA application can take several years or more, and is inherently uncertain. No assurance can be given that any of the products under development by the Company currently or in the future, including the electric LVAS, will be approved by the FDA for commercial sale.

        The Company is also subject to the FDA's Good Manufacturing Practice
    (GMP) regulations. These regulations require that the Company manufacture its systems and maintain its records in a prescribed manner. The FDA inspects the Company's facilities for compliance with GMP. If the Company is found not to be in compliance, the FDA has broad powers to issue recalls, enjoin future violations, and assess civil and criminal penalties against the Company, its officers, and its employees. In addition to GMP, the Company must adhere to quality standards applicable to European Community member countries and other countries where the Company sells its systems. The Company is also subject to registration and inspection requirements of state regulatory agencies.

        Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device by a

                                        6PAGE
    comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval.

        No FDA approval is required to export a device that is legally marketed in the United States by the exporting company. Unapproved Class III devices may also be exported without FDA approval to any country if the device complies with the law of that country and has valid marketing authorization in at least one of the following: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, or the European Union or a country in the European Economic Area (listed countries). Similarly, no FDA approval is required to export an investigational device to a listed country as long as the proposed investigational use is in accord with the importing country's laws. However, FDA approval is required to export an unapproved Class III device that does not have marketing authorization in one of the listed countries or to export an investigational device to a nonlisted country. In such cases, the FDA must determine that exportation of the unapproved or investigational device is not contrary to the public health and safety and has the approval of the country to which it is intended for export.

    Third Party Reimbursement

        The HeartMate air-driven LVAS is the only implantable, bridge to transplant, ventricular-assist system approved for commercial sale in the U.S. by the FDA.

        In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to the Company's HeartMate air-driven LVAS. Part of the U.S. Department of Health and Human Services, HCFA is responsible for establishing coverage and reimbursement policies for Medicare and recommending guidelines for Medicaid. Many third party payers review HCFA recommendations to establish their own reimbursement policies. Several major nongovernment insurers have already agreed to offer coverage for the air-driven LVAS. Additional insurers are reviewing the clinical results of the device, and additional coverage decisions will be forthcoming.

        Additionally, the HCFA coding committee has established a detailed resource code to be used when an implantable assist device, such as the HeartMate air-driven LVAS, is employed. This will facilitate collection of data on medical costs as well as resource information that may be used in establishing a Diagnosis Related Group (DRG) specific to ventricular-assist systems. HCFA and most states require that DRGs be used in determining the amount of reimbursement for particular procedures.

        Sales of the Company's systems will depend to a large degree upon the availability of reimbursement for the implantation of the devices. Even though reimbursement has been established by HCFA and by several nongovernment insurers, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including determination that a procedure was not the most cost-effective treatment method, was experimental, or was used for an

                                        7PAGE
    unapproved indication. No assurance can be given that additional third-party reimbursement for the HeartMate air-driven LVAS will be granted within a reasonable period of time, or at all, and the Company cannot predict what effect the future policies of government entities and insurers will have on the sale of the Company's devices. The unavailability of third-party reimbursement for procedures involving the Company's systems would have a material adverse effect on the Company's business.

    Raw Materials

        Certain raw materials used in the manufacture of the Company's LVAS are available from only one or two suppliers. The Company is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for the LVAS for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of the LVAS.

        The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials or components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative materials or components to the original materials or components, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components will not cause delays in the Company's LVAS development program or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

    Intellectual Property

        The Company's policy is to protect its intellectual property rights relating to its work on cardiac-support systems including, if appropriate, applying for patents in the U.S. and foreign countries. Thermedics has granted the Company a royalty-free license to use the Dermaport(R) access device and Tecoflex(R) biomaterial in its LVAS. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets developed over 30 years of research, development, and fabrication of cardiac-assist devices. The Company has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. The third party has offered the Company a license, which the Company elected not to accept. Although the Company believes that it has meritorious defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that the Company would be successful if any litigation were to begin. The Company seeks to protect its proprietary information, but there can be no assurance that others will neither develop independently the same or similar information

                                        8PAGE
    nor obtain access to information that the Company believes is proprietary. Moreover, there can be no assurance that others will not claim that the Company's activities infringe their intellectual property rights.

    Backlog

        The Company's backlog of firm orders was approximately $1,914,000 and $1,351,000 as of December 28, 1996, and December 30, 1995, respectively. The Company believes that substantially all of the backlog at December 28, 1996, will be shipped or completed during the next 12 months.

    Competition

        The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and subsequent commercial approval for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS in the U.S. is a significant barrier to entry into the U.S. market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

    Research and Development

        During 1996, 1995, and 1994, the Company expended approximately $3,839,000, $3,324,000, and $3,437,000, respectively, on internally sponsored research and development programs. Approximately 46 professional employees were engaged full-time in the Company's research and development activities at December 28, 1996.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.
                                        9PAGE

    Number of Employees

        As of December 28, 1996, the Company had a total of 154 employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.

    (d) Financial Information about Exports by Domestic Operations

        Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e)  Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                          Age  Executive Officer)
    ----------------------------  ---  ----------------------------------
    Victor L. Poirier             55  President and Chief Executive
                                       Officer (1988)
    John N. Hatsopoulos           62  Vice President and Chief Financial
                                       Officer (1988)
    Betty A. Silverstein Russell  47  Senior Vice President (1989)
    Timothy J. Krauskopf          35  Vice President, Regulatory
                                       Affairs (1995)
    Paul F. Kelleher              54  Chief Accounting Officer (1988)

        Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Krauskopf, have held comparable positions for at least five years with the Company, Thermedics, or Thermo Electron. Mr. Poirier devotes substantially all of his time to the affairs of the Company, but also devotes a portion of his time to the affairs of Thermedics. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require. Mr. Krauskopf was previously Director of Regulatory Affairs of the Company from 1993 to 1995, and prior to that, was Senior Regulatory Affairs Coordinator at USCI division of C.R. Bard, Inc. from 1992 to 1993, and worked in clinical affairs at Carbomedics, Inc. from 1989 to 1992.


    Item 2. Properties

        The Company subleases approximately 27,300 square feet of space in Thermedics' corporate headquarters in Woburn, Massachusetts, pursuant to a sublease expiring in 1999. The Company also occupies approximately 11,000 square feet of office and research facilities in Rancho Cordova, California, pursuant to a lease expiring in 2000. Subsequent to year-end 1996, the Company subleased approximately 8,000 square feet of office and research facilities in Chelmsford, Massachusetts, from Thermedics Detection, Inc., a majority-owned subsidiary of Thermedics, pursuant to a two-year lease agreement. The Company believes that these facilities are in good condition and are suitable for its present operations.

                                       10PAGE

    Item 3. Legal Proceedings

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996 and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.
                                       11PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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


                                       12PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a,d)   Financial Statements and Schedules

            (1) The financial statements set forth in the list below are filed as part of this Report.

            (2) The financial statement schedule set forth in the list below is filed as part of this Report.

            (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

            List of Financial Statements and Schedules Referenced in this
            Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K

             None.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.



                                       13PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 14, 1997            THERMO CARDIOSYSTEMS INC.

                                   By: Victor L. Poirier
                                       ---------------------------------
                                       Victor L. Poirier
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 14, 1997.

   Signature                          Title
   ---------                          -----
   By: Victor L. Poirier              President, Chief Executive Officer, and
       ------------------------
       Victor L. Poirier                Director

   By: John N. Hatsopoulos            Vice President and Chief Financial
       ------------------------
      John N. Hatsopoulos               Officer

   By: Paul F. Kelleher               Chief Accounting Officer
       ------------------------
       Paul F. Kelleher

   By: Walter J. Bornhorst            Director
       ------------------------
       Walter J. Bornhorst

   By: Richard W.K. Chapman           Director
       ------------------------
       Richard W.K. Chapman

   By: Elias P. Gyftopoulos           Director
       ------------------------
       Elias P. Gyftopoulos

   By: Robert C. Howard               Director
       ------------------------
       Robert C. Howard

   By: Leonard Laster                 Director
       ------------------------
       Leonard Laster

   By: John W. Wood Jr.               Chairman of the Board and Director
       ------------------------
       John W. Wood Jr.

   By: Nicholas T. Zervas             Director
       -------------------------
       Nicholas T. Zervas
                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Cardiosystems Inc.:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in Thermo Cardiosystems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 6, 1997



                                       15PAGE

    SCHEDULE II

                            THERMO CARDIOSYSTEMS INC.

                        Valuation and Qualifying Accounts

                                 (In thousands)

                            Balance at   Provision                Balance
                             Beginning  Charged to     Accounts    at End
    Description                of Year     Expense  Written-off   of Year
    --------------------    ----------  ----------  -----------   -------
    Year Ended
      December 28, 1996
        Allowance for
          Doubtful Accounts      $ 309      $ 165        $   -      $ 474

    Year Ended
      December 30, 1995
        Allowance for
          Doubtful Accounts      $ 225      $ 120        $ (36)     $ 309

    Year Ended
      December 31, 1994
        Allowance for
          Doubtful Accounts      $  80      $ 170        $ (25)     $ 225








                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      3.1 Articles of Organization, as filed on August 18, 1988, and as amended on October 26, 1988, January 6, 1989, and May 23, 1990 (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-34737] and incorporated herein by reference) and as amended on October 25, 1993 (filed as Exhibit 3(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-10114] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

      4.1 Form of Guarantee Agreement between the Registrant and Thermo Electron (filed as Exhibit 4(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

      4.2 Form of Amendment Number 1 to Guarantee Agreement between the Registrant and Thermo Electron (filed as Exhibit 4(e) to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-34737] and incorporated herein by reference).

      4.3 Fiscal Agency Agreement dated January 5, 1993, among Thermo Electron, the Registrant, and Chemical Bank (filed as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10114] and incorporated herein by reference).

      4.4 Guarantee Reimbursement Agreement dated February 7, 1994, among the Registrant, Thermo Voltek Corp., Thermedics, and Thermo Electron (filed as Exhibit 4.4 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

     10.1 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron and the Registrant (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10114] and incorporated herein by reference).

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

     10.2 Sublease dated August 19, 1988, between the Registrant and Thermedics, as amended by Amendment No. 1 dated January 1, 1990 (filed as Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [File No. 1-10114] and incorporated herein by reference).

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

     10.5 Intellectual Property Cross-License Agreement between Thermedics and the Registrant dated August 19, 1988 (filed as Exhibit 10(i) to the Registrant's
               Registration Statement on Form S-1 [Reg. No.
               33-25144] and incorporated herein by reference).

     10.6 Agreement dated May 26, 1993, between The Polymer Technology Group Incorporated and the Registrant (filed as Exhibit 10(cc) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-10114] and incorporated herein by reference).

     10.7 Amended and Restated Master Repurchase Agreement dated July 2, 1996, between the Registrant and Thermo Electron.

    10.8-10.17 Reserved.

     10.18     Equity Incentive Plan of the Registrant (filed as
               Attachment A to the Proxy Statement dated May 5,
               1994, of the Registrant [File No. 1-10114] and incorporated herein by reference).

     10.19     Deferred Compensation Plan for Directors of the
               Registrant (filed as Exhibit 10(h) to the
               Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference).

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

     10.20 Directors Stock Option Plan of the Registrant (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10114] and incorporated herein by reference).

     10.21 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,715,625 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, 2-for-1 stock split effected in November 1993, and 3-for-2 stock split effected in May 1996.)

     10.22 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,715,625 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, 2-for-1 stock split effected in November 1993, and 3-for-2 stock split effected in May 1996.)

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and as
               Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827] and Thermedics' plans were filed as Exhibits 10.18 through 10.22 to the Annual Report on Form 10-K of Thermedics for the year ended December 28, 1996 [File No. 1-9567] and are incorporated herein by reference.

     10.23     Restated Stock Holdings Assistance Plan and Form of
               Promissory Note.

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

       11      Statement re: Computation of Earnings per Share.

       13      Annual Report to Shareholders for the year ended
               December 28, 1996 (only those portions incorporated herein by reference).

       21      Subsidiaries of the Registrant.

       23      Consent of Arthur Andersen LLP.

       27      Financial Data Schedule.