Form 10-K/A
period 1996-12-28
THERMO CARDIOSYSTEMS INC
filed 1997-04-25
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X      Annual Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                           Transition Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------

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

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was
PAGE
       approximately $457,813,000.

       As of January 24, 1997, the Registrant had 36,901,560 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.       Directors and Executive Officers of
                                     the Registrant.

            Part III, Item 11.       Executive Compensation.

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and
                                     Management.

            Part III, Item 13.       Certain Relationships and
                                     Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                     THERMO CARDIOSYSTEMS INC.


                                     By: /s/ Sandra L. Lambert
                                         -------------------------------

                                          Sandra L. Lambert
                                          Clerk




                                 ATTACHMENT A
PAGE

       DIRECTORS

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermedics Inc. ("Thermedics"), a manufacturer of inspection and measurement instrumentation and biomedical products, and Thermedics' parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

       Walter J.          Dr. Bornhorst, 56, has been a director of the
       Bornhorst          Corporation since 1988. Since 1994, Dr.
                          Bornhorst has been the chairman of Z
                          Corporation, a developer of rapid prototyping equipment. From 1985 to 1992, Dr. Bornhorst was senior vice president of Thermo Electron.
                          He is also a director of Thermo Fibertek Inc.

       Elias P.           Dr. Gyftopoulos, 69, has been a director of
       Gyftopoulos        the Corporation since September 1994. He is
                          Professor Emeritus of The Massachusetts
                          Institute of  Technology, where he was the
                          Ford Professor of Mechanical Engineering and
                          of Nuclear Engineering for more than 20 years
                          prior to his retirement in 1996. Dr.
                          Gyftopoulos is also a director of Thermo
                          BioAnalysis Corporation, Thermo Electron,
                          ThermoLase Corporation, Thermo Remediation
                          Inc., ThermoSpectra Corporation and Trex
                          Medical Corporation.
       John T. Keiser     Mr. Keiser, 60, has been a director of the
                          Corporation since April 1997. Mr. Keiser has been a senior vice president of the Corporation since 1994 and the president of the Thermo Biomedical division of Thermo
                          Electron since 1994, which manufactures a variety of medical equipment and instruments.
                          Mr. Keiser was president of the Eberline
                          Instrument division of Thermo Instrument
                          Systems Inc., a majority-owned subsidiary of Thermo Electron, from 1985 to July 1994. The
                          Eberline Instrument division manufactures radiation detection and counting instrumentation and radiation monitoring systems. Mr. Keiser is also a director of Thermedics.
PAGE

       Leonard Laster     Dr. Laster, 68, has been a director of the
                          Corporation since 1988. Dr. Laster has been the Distinguished University Professor of
                          Medicine and Health Policy and Chancellor
                          Emeritus of the University of Massachusetts
                          Medical Center since 1990. Since 1992, Dr.
                          Laster has also been a consultant to the Biomedical Research Foundation of Northwest
                          Louisiana.

       Victor L. Poirier  Mr. Poirier, 55, has been a director of the
                          Corporation since 1991. Mr. Poirier has been
                          president of the Corporation since 1990 and
                          chief executive officer of the Corporation
                          since 1991.  Mr. Poirier has been a senior
                          vice president of Thermedics since 1985.
       John W. Wood Jr.   Mr. Wood, 53, has been a director of the
                          Corporation since 1988. Mr. Wood has been a senior vice president of Thermo Electron since November 1995 and, before his promotion, was a vice president of Thermo
                          Electron since September 1994. Mr. Wood has also been president and chief executive officer of Thermedics since 1984. Mr. Wood is also a director of Thermedics, Thermedics
                          Detection Inc., Thermo Sentron Inc. and
                          Thermo Voltek Corp.
       Nicholas T. Zervas Dr. Zervas, 68, has been a director of the
                          Corporation since 1989. Dr. Zervas has been
                          Chief of Neurological Service, Massachusetts
                          General Hospital, since 1977. Dr. Zervas is also a director of Thermedics, ThermoLase
                          Corporation and ThermoTrex Corporation.


       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Dr. Laster (Chairman) and Dr. Zervas. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Zervas (Chairman), Dr. Gyftopoulos and Dr. Laster. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met seven times, the Audit Committee met twice and the Human Resources Committee met four times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and
                                        2
PAGE
       committees on which he served held during fiscal 1996.

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Mr. Keiser, Mr. Poirier and Mr. Wood are all employees of Thermo Electron companies and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermedics or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermedics or 25% or more of the outstanding common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 140,625 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 8,859.03 shares of Common Stock were accumulated under the Deferred Compensation Plan.

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to
                                        3
PAGE
       purchase shares of Common Stock of the Corporation to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of the Common Stock annually at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. Options to purchase 75,000 shares of Common Stock were reserved for issuance under the Directors Plan as of March 1, 1997.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermedics, the Corporation's parent company, and of Thermo Electron, Thermedics'
                                        4
PAGE
       parent company, as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
       (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermedics or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermedics.






                                   Thermo                           Thermo
                                   Cardiosystems    Thermedics      Electron
        Name (1)                   Inc. (2)         Inc. (3)        Corporation
                                                                    (4)

        Putnam Investments, Inc.       3,806,602          N/A           N/A
        (5)

        Thermedics Inc. (6)           19,757,612          N/A           N/A

        Walter J. Bornhorst               19,900            0         9,415

        Elias P. Gyftopoulos              14,500        4,500        71,070

        John T. Keiser                    15,750       20,293       111,397

        Timothy J. Krauskopf              44,896          843         1,406

        Leonard Laster                    39,584            0             0

        Victor L. Poirier                163,507       67,595        50,598

        Betty A.                         131,600       13,455        23,066
        Silverstein-Russell

        John W. Wood Jr.                  40,332      175,347       263,199

        Nicholas T. Zervas                47,024       26,269             0

        All directors and current
        executive
             officers as a group         519,514      394,145     1,201,917
        (11 persons)













       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

       (2) The shares of Common Stock shown in the table reflect a three-for-two split of such stock distributed in May 1996 in the form of a 50% stock dividend. Shares of the Common Stock beneficially owned by Dr. Bornhorst, Dr. Gyftopoulos, Mr. Keiser, Mr. Krauskopf, Dr. Laster, Mr. Poirier, Ms. Silverstein-Russell, Mr. Wood, Dr. Zervas and all directors and executive officers as a group include 19,750, 14,500, 15,750, 42,000, 36,850, 121,350,
       88,775, 33,450, 12,700 and 427,575 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Laster, Dr. Zervas and all directors and executive officers as a group include 1,984, 6,874 and 8,858 full shares, respectively, that had been allocated through March 1, 1997, to their respective accounts maintained under the Corporation's deferred compensation plan for directors. Shares of the Common Stock beneficially owned by Ms. Silverstein-Russell includes 157 shares owned by her spouse and 13,500 shares her spouse has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the Common Stock beneficially owned by Mr. Wood include 1,122 shares held by him as custodian for two minor children. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.5% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermedics beneficially owned by Dr. Gyftopoulos, Mr. Keiser, Mr. Poirier, Ms. Silverstein-Russell, Mr. Wood, Dr. Zervas and all directors and executive officers as a group include 4,500, 16,500, 26,500, 12,000, 125,500, 8,650 and 274,650 shares, respectively, that such person or group had the right to acquire within 60 days
                                        5
PAGE
       after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermedics beneficially owned by Mr. Krauskopf and all directors and executive officers as a group include 843 and 5,318 shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"), of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron. Shares beneficially owned by Dr. Zervas and all directors and executive officers as a group include 7,119 shares allocated through March 1, 1997, to Dr. Zervas' account maintained pursuant to Thermedics' deferred compensation plan for directors. Shares of common stock of Thermedics beneficially owned by Mr. Wood include 2,600 shares held by him as custodian for two minor children. No director or executive officer beneficially owned more that 1% of the common stock of Thermedics outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.1% of such common stock outstanding as of such date.

       (4) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Gyftopoulos, Mr. Keiser, Mr. Poirier, Ms. Silverstein-Russell, Mr. Wood and all directors and executive officers as a group include 9,375, 81,297, 45,450, 20,287, 227,658 and 924,113 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Ms. Silverstein-Russell includes 168 shares owned by her spouse. Shares of the common stock of Thermo Electron beneficially owned by Mr. Krauskopf and all directors and executive officers as a group include 849 and 7,147 full shares, respectively, allocated through March 1, 1997 to their
       respective accounts maintained pursuant to the ESOP.   The
       directors and executive officers did not individually or as a group beneficially own more than 1% of the Thermo Electron common stock outstanding as of March 1, 1997.

       (5) Information regarding the number of shares of the Common Stock beneficially owned by Putnam Investments, Inc. is based on the most recent Schedule 13G of Putnam Investments, Inc. received by the Corporation, which reported such ownership as of December 31, 1996. The address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109. As of December 31, 1996, Putnam Investments, Inc. beneficially owned 10.4% of the outstanding Common Stock.

       (6) As of March 1, 1997, Thermedics beneficially owned approximately 53% of the outstanding Common Stock. Thermedics' address is 470 Wildwood Street, P.O. Box 2999, Woburn,
       Massachusetts 01888-2999.   As of March 1, 1997, Thermedics had
       the power to elect all of the members of the Corporation's Board of Directors. Thermedics is a majority-owned subsidiary of
                                        6
PAGE

       Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermedics. Thermo Electron disclaims beneficial ownership of these shares.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermedics and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Thermedics filed two Forms 4 late reporting a total of five transactions, consisting of four open market purchases of Common Stock. Thermo Electron filed four Forms 4 late reporting a total of 13 transactions, including the four transactions described above for Thermedics, an additional four open market purchases, seven transactions associated with the exercise of options granted to employees as part of Thermo Electron's stock option plan and two grants of such options.

       EXECUTIVE COMPENSATION

       NOTE: All share amounts reported below, in all cases, have been adjusted as applicable to reflect three-for-two stock splits with respect to the Corporation's Common Stock and the common stock of Thermo Electron distributed in May 1996 and June 1996, respectively, each in the form of a 50% stock dividend.

       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last three fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.
                                        7
PAGE



                                Summary Compensation Table


                                                       Long Term
                                                      Compensation
                                                       Securities
                                                       Underlying
                                         Annual     Options (No. of
              Name and       Fiscal   Compensation       Shares       All Other
         Principal Position   Year  Salary   Bonus    and Company)   Compensation
                                                          (1)            (2)


        Victor L. Poirier   1996   $150,000 $164,500    4,500 (TCA)     $6,750

             President and                                900 (TMO)
        Chief Executive
        Officer

                                                        4,000 (TMD)

                                                        2,000 (TBA)

                                                        2,000 (TFG)

                                                        2,000 (TLT)

                                                        6,000 (TOC)

                                                        6,000 (TMQ)

                                                        7,500 (TSR)

                                                        4,000 (TXM)


                            1995   $141,000 $113,000    5,500 (TCA)     $6,750

                                                       15,750 (TMO)

                                                        5,000 (TLZ)


                            1994   $135,000  $66,000   23,175 (TMO)     $6,322

                                                          500 (THS)


                                                                                                 1
PAGE





        Betty A.            1996   $110,000  $55,250    5,300 (TCA)     $5,344
        Silverstein-Russell
             Senior Vice                                8,100 (TMO)
        President
                                                        4,000 (TXM)



                            1995   $103,000  $51,500    3,600 (TCA)     $5,197

                                                       10,500 (TMO)


                            1994    $97,000  $24,000       --           $4,473



        Timothy J.          1996    $85,000  $22,500       --           $4,320
        Krauskopf (3)
          Vice President,
          Regulatory
        Affairs
























       (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as TCA), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years in the following Thermo Electron companies: Thermedics (designated in the table as TMD), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Electron (designated in the table as TMO), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), ThermoSpectra Corporation (designated in the table as THS) and Trex Medical Corporation (designated in the table as TXM).

       (2) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

       (3) Mr. Krauskopf did not meet the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules prior to fiscal 1996.

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.







                                    Option Grants in Fiscal 1996


                                                                               Potential
                                                                               Realizable
                                                                            Value at Assumed

                                                                            Annual Rates of
                                            Percent of                           Stock
                              Number of       Total                        Price Appreciation
                              Securities     Options                              for
                              Underlying    Granted to  Exercise  Expira-   Option Term (2)
                               Options     Employees in Price Per   tion
                Name         Granted (1)   Fiscal Year    Share     Date      5%       10%


        Victor L. Poirier       4,500(TCA)     2.4%        $48.97 03/07/99   $34,740   $72,945

                                4,000(TMD)     1.2% (3)    $28.13 02/09/99   $17,720   $37,240

                                  900(TMO)     0.1% (3)    $42.79 05/22/99    $6,066   $12,744

                                2,000(TBA)     0.2% (3)    $10.00 03/11/08   $15,920   $42,760

                                2,000(TFG)     0.4% (3)    $10.00 09/12/08   $15,920   $42,760

                                6,000(TOC)     0.2% (3)    $12.00 04/09/08   $57,300  $153,960

                                7,500(TSR)     1.5% (3)    $14.00 02/09/08   $83,550  $224,550

                                2,000(TLT)     0.6% (3)    $10.00 03/11/08   $15,920   $42,760

                                6,000(TMQ)     0.2% (3)    $13.00 03/11/08   $62,100  $166,800

                                4,000(TXM)     0.2% (3)    $11.00 03/11/08   $35,000   $94,080


        Betty A                 3,300(TCA)     1.7%        $48.97 03/07/99   $25,476   $53,493
        Silverstein-Russell
                                2,000(TCA)     1.1%        $30.15 12/12/03   $24,540   $57,200

                                7,500(TMO)     0.5% (3)    $37.98 03/11/08  $226,725  $609,150

                                  600(TMO)       -- (3)    $42.79 05/22/99    $4,044    $8,496

                                4,000(TXM)     0.2% (3)    $11.00 03/11/08   $35,000   $94,080

                                                                                                 1
PAGE





        Timothy J.              --            --            --       --       --        --
        Krauskopf







































       (1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date.
       In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may
                                        8
PAGE
       exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options to purchase shares of Thermo Electron common stock have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

       (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of those companies.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.








                          Aggregated Option Exercises In Fiscal 1996 And
                                 Fiscal 1996 Year-End Option Values


                                                             Number of
                                                            Unexercised
                                                            Options at
                                      Shares                  Fiscal           Value of
                                     Acquired    Value       Year-End        Unexercised
                                        on                 (Exercisable/     In-the-Money
             Name         Company    Exercise  Realized   Unexercisable)       Options
                                                                (1)


        Victor L.      Thermo               --         --  121,350 /0     $2,189,993/--
        Poirier        CardioSystems

                       Thermo               --         --   45,450 /0 (2)   $662,176/--
                       Electron

                       Thermedics       22,500   $418,500   26,500 /0       $254,513/--

                       Thermedics           --         --        0 /3,333         --/$0(3)
                       Detection

                       Thermo               --         --    2,000 /0         $6,250/--
                       BioAnalysis

                       Thermo Ecotek        --         --    3,750 /0        $44,063/--

                       Thermo               --         --    2,000 /0         $1,500/--
                       Fibergen

                       Thermo               --         --    4,500 /0        $27,000/--
                       Fibertek

                       ThermoLase           --         --    5,000 /0             $0/--

                       ThermoLyte           --         --        0 /2,000         --/$0(3)

                       Thermo Optek         --         --    6,000 /0             $0/--

                                                                                                 1
PAGE





                       ThermoQuest          --         --    6,000 /0             $0/--

                       Thermo               --         --    7,500 /0             $0/--
                       Sentron

                       ThermoSpectra        --         --      500 /0           $938/--

                       Thermo Trex          --         --      360 /0         $8,703/--

                       Trex Medical         --         --    4,000 /0         $6,500/--


        Betty A.       Thermo           33,750 $1,535,288   88,775 /0     $1,728,442/--
        Silverstein-   Cardiosystems
        Russell
                       Thermo               --         --   20,287 /0       $121,069/--
                       Electron

                       Thermedics           --         --   12,000 /0       $137,476/--

                       Trex Medical         --         --    4,000 /0         $6,500/--


        Timothy J.     Thermo            6,000   $260,940   42,000 /0       $774,780/--
        Krauskopf      Cardiosystems























       (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation and Thermedics Detection Inc., which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the company's common stock under Section 12 of the Exchange Act and (ii) nine years after
                                        9
PAGE
       the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

       (2) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Poirier are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

       (3) No public market existed for the shares underlying these options as of December 28, 1996. Accordingly, no value in excess of exercise price has been attributed to these options.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, and Thermedics Inc. has created the Corporation as a publicly held, majority-owned subsidiary. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their
                                       10
PAGE
       stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or
                                       11
PAGE
       other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $618,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            The Corporation subleases office and research facilities from Thermedics and pays to Thermedics a pro rata amount based on the actual square footage occupied by the Corporation, at a rate approximately equal to Thermedics' rent per square foot under its prime lease. This sublease expires in 1999. The Corporation paid approximately $116,000 to Thermedics in sublease payments during
       1996.   The Corporation also pays Thermedics for the
       Corporation's portion of certain expenses shared with Thermedics at the subleased facilities. In 1996, the Corporation paid Thermedics $222,400 for such expenses.

            As of December 28, 1996, $1,018,000 of the Corporation's
                                       12
PAGE
       cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

            Thermedics beneficially owned approximately 54% of the Corporation's outstanding Common Stock on December 28, 1996. Thermedics intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermedics of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made either in the open market or directly from the Corporation.

            Thermo Electron's Tecomet division provides metal fabrication services in connection with the manufacture of the heart assist devices sold by the Corporation. During 1996, the Corporation paid Tecomet $2,891,541 for these services.

       Stock Holding Assistance Plan

            During 1996, the Human Resources Committee of the Corporation's Board of Directors (the"Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid to the Corporation upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. No such loans are currently outstanding under the plan.

       AA971150003

                                       13
PAGE