Form 10-Q
period 1997-03-29
THERMO CARDIOSYSTEMS INC
filed 1997-05-02
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at April 25, 1997
          ----------------------------   -----------------------------
          Common Stock, $.10 par value             39,873,639
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                   March 29,   December 28,
    (In thousands)                                     1997            1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $ 13,759        $  1,157
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $49,390 and $45,392)      49,166          46,455
      Accounts receivable, less allowances
        of $819 and $736                             12,979          13,490
      Inventories:
        Raw materials                                 3,958           9,110
        Work in process and finished goods           11,514           4,760
      Prepaid and refundable income taxes             4,262           4,202
      Other current assets                               33              43
                                                   --------        --------
                                                     95,671          79,217
                                                   --------        --------
    Property, Plant, and Equipment, at Cost          16,295          15,834
      Less: Accumulated depreciation
            and amortization                          7,784           7,334
                                                   --------        --------
                                                      8,511           8,500
                                                   --------        --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $19,594 and $33,929)                        19,588          33,920
                                                   --------        --------
    Prepaid Income Taxes                              2,704           2,704
                                                   --------        --------
    Other Assets                                        615             637
                                                   --------        --------
                                                   $127,089        $124,978
                                                   ========        ========



                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Current maturity of subordinated convertible
        obligations                                  $      -      $  3,755
      Accounts payable                                  3,413         3,502
      Accrued payroll and employee benefits             2,077         2,675
      Accrued income taxes                                610             -
      Other accrued expenses                            3,524         3,890
      Due to parent company and Thermo
        Electron Corporation                              309            67
                                                     --------      --------
                                                        9,933        13,889
                                                     --------      --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 40,520,521 and
        40,227,962 shares issued                        4,052         4,023
      Capital in excess of par value                  106,702       102,378
      Retained earnings                                15,424        13,549
      Treasury stock at cost, 234,082 and
        235,509 shares                                 (8,897)       (8,854)
      Cumulative translation adjustment                    22            34
      Net unrealized loss on available-for-sale
        investments                                      (147)          (41)
                                                     --------      --------
                                                      117,156       111,089
                                                     --------      --------
                                                     $127,089      $124,978
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   March 29,      March 30,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $14,902        $15,405
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 6,929          6,509
      Selling, general, and administrative
        expenses                                       4,005          3,263
      Research and development expenses                2,070          1,813
                                                     -------        -------
                                                      13,004         11,585
                                                     -------        -------
    Operating Income                                   1,898          3,820

    Interest Income                                    1,175          1,362
    Interest Expense                                       -            (28)
    Gain on Sale of Investments                            -             68
                                                     -------        -------
    Income Before Provision for Income Taxes           3,073          5,222
    Provision for Income Taxes                         1,198          1,791
                                                     -------        -------
    Net Income                                       $ 1,875        $ 3,431
                                                     =======        =======
    Earnings per Share                               $   .05        $   .08
                                                     =======        =======
    Weighted Average Shares                           40,256         40,905
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                      Three Months Ended
                                                   -------------------------
                                                    March 29,      March 30,
   (In thousands)                                        1997           1996
    ------------------------------------------------------------------------
   Operating Activities:
     Net income                                      $  1,875       $  3,431
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    583            622
         Provision for losses on accounts receivable       30             30
         Gain on sale of investments                        -            (68)
         Other noncash expenses                           (13)            31
         Changes in current accounts:
           Accounts receivable                            480           (622)
           Inventories                                 (1,603)        (1,215)
           Prepaid and refundable income taxes              9            949
           Accounts payable                               (89)           825
           Other current liabilities                     (112)         1,239
                                                     --------       --------
   Net cash provided by operating activities            1,160          5,222
                                                     --------       --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                  30,008         31,915
     Purchases of available-for-sale investments      (18,552)       (26,492)
     Purchases of property, plant, and equipment         (599)          (849)
     Other                                                 41            (12)
                                                     --------       --------
   Net cash provided by investing activities           10,898          4,562
                                                     --------       --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                       247            380
     Payment of withholding taxes related to
       stock option exercises                             (73)        (1,202)
     International Technidyne transfer of cash
       (to) from parent company                           384         (2,338)
                                                     --------       --------
   Net cash provided by (used in) financing
     activities                                           558         (3,160)
                                                     --------       --------
   Exchange Rate Effect on Cash                           (14)             -
                                                     --------       --------
   Increase in Cash and Cash Equivalents               12,602          6,624
   Cash and Cash Equivalents at Beginning
     of Period                                          1,157          4,441
                                                     --------       --------
   Cash and Cash Equivalents at End of Period        $ 13,759       $ 11,065
                                                     ========       ========
   Noncash Activities:
     Conversions of convertible debentures           $  3,755       $    275
                                                     ========       ========
   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include International Technidyne Corporation (International Technidyne), which was acquired in a transaction accounted for in a manner similar to a pooling-of-interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In March 1997, the Company announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's ultimate parent company, in a merger in which approximately 3,356,000 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to shareholder approval of the issuance of 3,355,705 shares of Company common stock to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures single-use, premium-priced, skin-incision devices. In 1996, International Technidyne's revenues and net income were $33,992,000 and $4,672,000, respectively.

        Because the Company and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling-of-interests. Accordingly, all historical financial information presented has been restated to include the acquisition of International Technidyne. The 3,355,705 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading upon American Stock Exchange has been approved by the Company's shareholders. Because Thermedics Inc. (Thermedics) is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the shares are considered to be outstanding as of January 1, 1996, for

                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

    purposes of computing weighted average shares. Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                                                         Three Months Ended
    (In thousands)                                         March 30, 1996
    -----------------------------------------------------------------------
    Revenues:
      Historical                                                  $ 6,693
      International Technidyne                                      8,712
                                                                  -------
                                                                  $15,405
                                                                  =======
    Net Income:
      Historical                                                  $ 2,411
      International Technidyne                                      1,020
                                                                  -------
                                                                  $ 3,431
                                                                  =======


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company is a leader in the research, development, and manufacture of implantable left ventricular-assist systems (LVAS). Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease.

        In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval is obtained, only the direct and indirect costs of the LVAS can


                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

    be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in the fourth quarter of 1994.

        The Company derives its revenues from two types of sales: implementation programs and subsequent implants. Implementation programs consist of initial sales to new clinical centers or foreign distributors, as well as sales of a new system, such as the electric LVAS, to an existing customer. Revenues recorded from subsequent implants consist of additional sales to an existing customer other than the initial sale of the implementation program. In general, the Company receives greater revenues from the sale of an implementation program than from a subsequent implant.

        In December 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Nimbus Medical, Inc. (Nimbus), a research and development organization. Nimbus has been involved in artificial heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

        The Company's International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures single-use, premium-priced, skin-incision devices.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues in the first quarter of 1997 decreased to $14,902,000 from $15,405,000 in the first quarter of 1996, primarily due to a $1,718,000 decrease in revenues from the Company's air-driven LVAS, offset in part by a $654,000 increase in revenues from the Company's electric LVAS. The Company expects that revenues from its LVAS will stabilize at current levels until the electric system is approved in the U.S. for commercial sale and for use outside the hospital. The Company believes that this approval could occur during 1997, however, there can be no assurance that the Company will receive this approval within the expected time period, or at all. Revenues from the Company's LVAS were also adversely affected by a slowdown in orders in response to a Company initiated modification of certain of its systems in the field. The modification was completed in the first quarter of 1997. The decrease in revenues in 1997 was also offset in part by the inclusion of $630,000 in revenues from Nimbus, acquired in December 1996, and, to a lesser extent, an increase in revenues from International Technidyne.

                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

        The gross profit margin decreased to 54% in the first quarter of 1997 from 58% in the first quarter of 1996, primarily due to an increase in warranty costs associated with the LVAS modification and, to a lesser extent, the inclusion of low-margin revenues from Nimbus. This decrease was offset in part by an increase in gross profit margin at International Technidyne as a result of manufacturing efficiencies.

        Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first quarter of 1997 from 21% in the first quarter of 1996, primarily due to higher marketing expenses as a result of an increase in the Company's LVAS sales force and, to a lesser extent, an increase in promotional expenses at International Technidyne.

        Research and development expenses of $2,070,000 and $1,813,000 in the first quarter of 1997 and 1996, respectively, primarily reflects the Company's continued development of the LVAS.

        Interest income decreased to $1,175,000 in the first quarter of 1997 from $1,362,000 in the first quarter of 1996, primarily as a result of lower average invested balances.

        The effective tax rates were 39% and 34% in the first quarter of 1997 and 1996, respectively. The effective tax rate in 1997 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate in 1996 was below the statutory federal income tax rate due to the recognition of certain state tax loss carryforwards, which were fully used during 1996.

    Liquidity and Capital Resources

        Consolidated working capital was $85,738,000 at March 29, 1997, compared with $65,328,000 at December 28, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $82,513,000 at March 29, 1997, compared with $81,532,000 at December 28, 1996. During the first quarter of 1997, $1,160,000 of cash was provided by operating activities. The Company used cash of $1,603,000 to fund an increase in inventories due to lower than anticipated revenues and, to a lesser extent, inventories related to government contracts at Nimbus.

        Excluding purchases, sales, and maturities of available-for-sale investments, the Company's investing activities primarily consisted of capital additions. During the first quarter of 1997, the Company expended $599,000 on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $3,300,000, principally for manufacturing and tooling equipment and leasehold improvements.

        During the first quarter of 1997, the Company's financing activities provided $558,000 of cash. The Company's Board of Directors has authorized the repurchase, through August 12, 1997, of up to $10.0 million of its own securities. Through March 29, 1997, the Company had

                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

    expended $5,665,000 under this authorization, none of which was expended in 1997. In April 1997, the Company's Board of Directors authorized the repurchase, through April 1, 1998, of up to an additional $20.0 million of its own securities in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations would be funded from working capital.

        The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

















                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer














                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

       2.1 Agreement and Plan of Reorganization among Thermo Cardiosystems Inc., ITC Acquisition Corp., Thermo Electron Corporation, ITC Holdings Inc., and International Technidyne Corporation dated as of May 2, 1997.

      11        Statement re: Computation of Earnings per Share.

      27        Financial Data Schedule.