Form 10-Q
period 1997-06-28
THERMO CARDIOSYSTEMS INC
filed 1997-08-04
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at July 25, 1997
          ----------------------------   ----------------------------
          Common Stock, $.10 par value            39,045,365
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                   June 28,    December 28,
    (In thousands)                                     1997            1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $ 62,235        $  1,157
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $40,413 and $45,392)      40,391          46,455
      Accounts receivable, less allowances of
        $837 and $736                                14,572          13,490
      Inventories:
        Raw materials                                 3,640           9,110
        Work in process and finished goods           11,417           4,760
      Prepaid and refundable income taxes             4,182           4,202
      Other current assets                               25              43
                                                   --------        --------
                                                    136,462          79,217
                                                   --------        --------

    Property, Plant, and Equipment, at Cost          17,007          15,834
      Less: Accumulated depreciation and
            amortization                              8,383           7,334
                                                   --------        --------
                                                      8,624           8,500
                                                   --------        --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $25,782 and $33,929)                        25,796          33,920
                                                   --------        --------
    Prepaid Income Taxes                              2,704           2,704
                                                   --------        --------
    Other Assets                                      2,452             637
                                                   --------        --------
                                                   $176,038        $124,978
                                                   ========        ========




                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Current maturity of subordinated convertible
        obligations                                  $      -      $  3,755
      Accounts payable                                  2,970         3,502
      Accrued payroll and employee benefits             2,068         2,675
      Accrued income taxes                              1,225             -
      Other accrued expenses                            3,664         3,890
      Payable for repurchase of Company common stock    7,835             -
      Due to parent company and Thermo Electron
        Corporation                                       331            67
                                                     --------      --------
                                                       18,093        13,889
                                                     --------      --------

    Long-term Obligations:
      4 3/4% Subordinated convertible debentures
        (Note 3)                                       70,000             -
                                                     --------      --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 40,520,521 and
        40,227,962 shares issued                        4,052         4,023
      Capital in excess of par value                   97,524        93,234
      Retained earnings                                26,824        22,727
      Treasury stock at cost, 1,477,956 and
        235,509 shares                                (40,479)       (8,854)
      Cumulative translation adjustment                    29             -
      Net unrealized loss on available-for-sale
        investments                                        (5)          (41)
                                                     --------      --------
                                                       87,945       111,089
                                                     --------      --------
                                                     $176,038      $124,978
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $15,931        $15,893
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                 7,228          6,392
      Selling, general, and administrative
        expenses                                       4,125          3,163
      Research and development expenses                2,000          1,878
                                                     -------        -------
                                                      13,353         11,433
                                                     -------        -------

    Operating Income                                   2,578          4,460

    Interest Income                                    1,510          1,342
    Interest Expense                                    (449)           (27)
    Loss on Sale of Investments                            -            (16)
                                                     -------        -------
    Income Before Provision for Income Taxes           3,639          5,759
    Provision for Income Taxes                         1,417          2,186
                                                     -------        -------
    Net Income                                       $ 2,222        $ 3,573
                                                     =======        =======
    Earnings per Share                               $   .06        $   .09
                                                     =======        =======
    Weighted Average Shares                           39,635         39,817
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $30,833        $31,298
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                14,157         12,901
      Selling, general, and administrative
        expenses                                       8,130          6,426
      Research and development expenses                4,070          3,691
                                                     -------        -------
                                                      26,357         23,018
                                                     -------        -------

    Operating Income                                   4,476          8,280

    Interest Income                                    2,685          2,704
    Interest Expense                                    (449)           (55)
    Gain on Sale of Investments                            -             52
                                                     -------        -------
    Income Before Provision for Income Taxes           6,712         10,981
    Provision for Income Taxes                         2,615          3,977
                                                     -------        -------
    Net Income                                       $ 4,097        $ 7,004
                                                     =======        =======
    Earnings per Share                               $   .10        $   .17
                                                     =======        =======
    Weighted Average Shares                           39,945         40,909
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                     ----------------------
                                                      June 28,     June 29,
   (In thousands)                                         1997         1996
   ------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $  4,097     $  7,004
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                   1,265        1,181
         Provision for losses on accounts receivable        60           30
         Gain on sale of investments                         -          (52)
         Other noncash expenses                            (13)          72
         Changes in current accounts:
           Accounts receivable                          (1,145)      (2,010)
           Inventories                                  (1,193)      (2,653)
           Prepaid and refundable income taxes              17           31
           Accounts payable                               (534)         (70)
           Other current liabilities                       653        1,636
                                                      --------     --------
   Net cash provided by operating activities             3,207        5,169
                                                      --------     --------
   Investing Activities:
     Proceeds from sale and maturities of
       available-for-sale investments                   57,421       51,014
     Purchases of available-for-sale investments       (43,176)     (48,837)
     Purchases of property, plant, and equipment        (1,384)      (1,552)
     Other                                                  54          (45)
                                                      --------     --------
   Net cash provided by investing activities            12,915          580
                                                      --------     --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                        409          563
     Payment of withholding taxes related to
       stock option exercises                              (94)           -
     Purchases of Company common stock                 (23,889)           -
     Net proceeds from issuance of long-term
       obligations (Note 3)                             68,139            -
     International Technidyne transfer of cash
       (to) from parent company                            350       (3,012)
                                                      --------     --------
   Net cash provided by (used in) financing
     activities                                         44,915       (2,449)
                                                      --------     --------
   Exchange Rate Effect on Cash                             41            -
                                                      --------     --------
   Increase in Cash and Cash Equivalents                61,078        3,300
   Cash and Cash Equivalents at Beginning of
     Period                                              1,157        4,441
                                                      --------     --------
   Cash and Cash Equivalents at End of Period         $ 62,235     $  7,741
                                                      ========     ========
   Noncash Activities:
     Conversions of convertible debentures            $  3,755     $  3,110
                                                      ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include International Technidyne Corporation (International Technidyne), which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In March 1997, the Company announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's ultimate parent company, in a merger in which approximately 3,356,000 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to shareholder approval of the issuance of 3,355,705 shares of Company common stock to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use, skin-incision devices. In 1996, International Technidyne's revenues and net income were $33,992,000 and $4,672,000, respectively.

        Because the Company and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to include the acquisition of International Technidyne. The 3,355,705 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading upon American Stock Exchange has been approved by the Company's shareholders. Because Thermedics Inc. (Thermedics) is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the shares are considered to be outstanding as of January 1, 1996, for

                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

    purposes of computing weighted average shares. Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                                   Three Months Ended     Six Months Ended
    (In thousands)                    June 29, 1996         June 29, 1996
    ----------------------------------------------------------------------
    Revenues:
      Historical                        $ 7,429                $14,122
      International Technidyne            8,464                 17,176
                                        -------                -------
                                        $15,893                $31,298
                                        =======                =======
    Net Income:
      Historical                        $ 2,399                $ 4,810
      International Technidyne            1,174                  2,194
                                        -------                -------
                                        $ 3,573                $ 7,004
                                        =======                =======

    3.  Subordinated Convertible Debentures

        In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.1 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $31.415 per share and are guaranteed on a subordinated basis by Thermo Electron.


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


                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

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

        The Company's International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables and also manufactures premium-quality, single-use, skin-incision devices.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues in the second quarter of 1997 were $15,931,000, compared with $15,893,000 in the second quarter of 1996. This increase was primarily due to a $1,151,000 increase in revenues from the Company's electric LVAS, offset in part by a $1,025,000 decrease in revenues from the Company's air-driven LVAS. The Company expects that revenues from its LVAS will stabilize at current levels until the electric system is approved in the U.S. for commercial sale. The Company believes that this approval could occur during 1997; however, there can be no assurance that

                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

    the Company will receive this approval within the expected time period, or at all. The increase in revenues in 1997 was also due to the inclusion of $512,000 in revenues from Nimbus, acquired in December 1996, offset by a decrease in revenues from International Technidyne to $8,080,000 in the second quarter of 1997 from $8,464,000 in the second quarter of 1996.

        The gross profit margin decreased to 55% in the second quarter of 1997 from 60% in the second quarter of 1996, primarily due to increased revenues from lower-margin electric LVAS systems and, to a lesser extent, the inclusion of low-margin revenues from Nimbus. The Company announced an overall price increase of approximately 10% in the electric LVAS product line effective June 28, 1997, to help offset increased production costs.

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the second quarter of 1997 from 20% in the second quarter of 1996, primarily due to higher marketing expenses as a result of an increase in the Company's LVAS sales force and, to a lesser extent, an increase in sales personnel and promotional expenses at International Technidyne.

        Research and development expenses of $2,000,000 and $1,878,000 in the second quarter of 1997 and 1996, respectively, primarily reflect the Company's continued development of the LVAS.

        Interest income increased to $1,510,000 in the second quarter of 1997 from $1,342,000 in the second quarter of 1996, primarily as a result of higher average invested balances. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.1 million
    (Note 3).

        Interest expense increased to $449,000 in the second quarter of 1997 from $27,000 in the second quarter of 1996, primarily as a result of the issuance of the 4 3/4% subordinated convertible debentures.

        The effective tax rates were 39% and 38% in the second quarter of 1997 and 1996, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues in the first six months of 1997 were $30,833,000, compared with $31,298,000 in the first six months of 1996. The decrease was primarily due to a $2,743,000 decrease in revenues from the Company's air-driven LVAS, offset in part by a $1,805,000 increase in revenues from the Company's electric LVAS. The decrease in revenues in 1997 was also offset in part by the inclusion of $1,142,000 in revenues from Nimbus, acquired in December 1996. In addition, other revenues decreased $670,000. This decrease included a reduction in revenues from International Technidyne to $17,082,000 in the first six months of 1997 from $17,176,000 in the first six months of 1996.

                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

        The gross profit margin decreased to 54% in the first six months of 1997 from 59% in the first six months of 1996, primarily due to increased revenues from lower-margin electric LVAS systems, increased warranty costs due to a Company-initiated modification of certain of its systems, completed in the first quarter of 1997, and, to a lesser extent, the inclusion of low-margin revenues from Nimbus.

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first six months of 1997 from 21% in the first six months of 1996, primarily for the reasons discussed in the results of operations for the second quarter.

        Research and development expenses of $4,070,000 and $3,691,000 in the first six months of 1997 and 1996, respectively, primarily reflect the Company's continued development of the LVAS.

        Interest income decreased to $2,685,000 in the first six months of 1997 from $2,704,000 in the first six months of 1996, primarily as a result of lower average invested balances.

        Interest expense increased to $449,000 in the first six months of 1997 from $55,000 in the first six months of 1996, primarily for the reason discussed in the results of operations for the second quarter.

        The effective tax rates were 39% and 36% in the first six months of 1997 and 1996, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to the full utilization of certain state tax loss carryforwards in 1996.

    Liquidity and Capital Resources

        Consolidated working capital was $118,369,000 at June 28, 1997, compared with $65,328,000 at December 28, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $128,422,000 at June 28, 1997, compared with $81,532,000 at December 28, 1996. During the first six months of 1997, $3,207,000 of cash was provided by operating activities. The Company used cash of $1,193,000 to fund an increase in inventories due to increased production of the electric LVAS and, to a lesser extent, inventories related to government contracts at Nimbus. The Company also used cash of $1,145,000 to fund an increase in accounts receivable due to a high level of sales in June 1997.

        Excluding purchases, sales, and maturities of available-for-sale investments, the Company's investing activities primarily consisted of capital additions. During the first six months of 1997, the Company expended $1,384,000 on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $2,300,000, principally for manufacturing and tooling equipment and leasehold improvements.

        During the first six months of 1997, the Company's financing activities provided $44,915,000 of cash. In May 1997, the Company issued

                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

    and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.1 million (Note 3).

        Through a series of actions commencing in August 1996, the Company's Board of Directors has authorized the repurchase through various dates ending in June 1998, of up to $50.0 million of its own securities in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations are funded from working capital. Through June 28, 1997, the Company had committed $37,389,000 under these authorizations. Of this amount, $23,889,000 was paid during the first six months of 1997, and $7,835,000 was payable on June 28, 1997, in settlement of trades executed prior to that date.

        The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders reelected seven incumbent directors to one-year terms expiring in 1998. The directors reelected at the meeting were: Dr. Walter
    J. Bornhorst, Dr. Elias P. Gyftopoulos, John T. Keiser, Dr. Leonard Laster, Victor L. Poirier, John W. Wood Jr., and Dr. Nicholas T. Zervas. Each director, except Dr. Bornhorst, received 31,993,737 shares voted in favor of his election and 18,782 shares voted against. Dr. Bornhorst received 31,991,812 shares voted in favor of his election and 20,707 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See exhibit index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        (i) On May 13, 1997, the Company filed a Current Report on Form 8-K dated May 2, 1997, indicating it issued a press release announcing its agreement to sell at par $70 million principal amount of 4 3/4% Convertible Subordinated Debentures due 2004 and for the purpose of filing consolidated financial statements of International Technidyne Corporation for the fiscal year ended December 28, 1996, along with selected financial information of the Company.



                                       12PAGE

                            THERMO CARDIOSYSTEMS INC.

        (ii) On May 15, 1997, the Company filed a Current Report on Form 8-K dated May 2, 1997, pertaining to the acquisition of International Technidyne Corporation and the sale by the Company at par of $70 million principal amount of 4 3/4% Convertible Subordinated Debentures due 2004. On May 30, 1997, the Company filed an Amendment on Form 8-K/A, the purpose of which was to file the financial information related to the acquisition of International Technidyne Corporation required by the Form 8-K as well as restated historical financial statements of the Company, reflecting the acquisition of International Technidyne Corporation.















                                       13PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1997.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer









                                       14PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

       4 Fiscal Agency Agreement dated as of May 14, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as fiscal agent relating to $70 million principal amount of 4 3/4% Convertible Subordinated Debentures due 2004.

      11        Statement re: Computation of Earnings per Share.

      27        Financial Data Schedule.