Form 10-Q
period 1997-09-27
THERMO CARDIOSYSTEMS INC
filed 1997-11-03
CIK 841939

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at September 27, 1997
          ----------------------------   ---------------------------------
          Common Stock, $.10 par value              39,009,527
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 53,704       $  1,157
      Short-term available-for-sale
        investments, at quoted market value
        (amortized cost of $47,620 and $45,392)        47,706         46,455
      Accounts receivable, less allowances of
        $837 and $736                                  12,622         13,490

      Inventories:
        Raw materials                                   3,620          9,110
        Work in process and finished goods             12,323          4,760
      Prepaid and refundable income taxes               4,130          4,202
      Other current assets                                 90             43
                                                     --------       --------
                                                      134,195         79,217
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            17,462         15,834
      Less: Accumulated depreciation and
            amortization                                8,940          7,334
                                                     --------       --------
                                                        8,522          8,500
                                                     --------       --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $23,392 and $33,929)                          23,444         33,920
                                                     --------       --------
    Prepaid Income Taxes                                2,704          2,704
                                                     --------       --------
    Other Assets                                        2,481            637
                                                     --------       --------
                                                     $171,346       $124,978
                                                     ========       ========


                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Current maturity of subordinated convertible
        obligations                                  $      -       $  3,755
      Accounts payable                                  2,948          3,502
      Accrued payroll and employee benefits             2,337          2,675
      Accrued income taxes                              1,423            102
      Accrued interest                                  1,247              -
      Other accrued expenses                            3,554          3,788
      Due to parent company and Thermo Electron
        Corporation                                       524             67
                                                     --------       --------
                                                       12,033         13,889
                                                     --------       --------
    Subordinated Convertible Debentures (Note 3)       70,000              -
                                                     --------       --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 100,000,000
        shares authorized; 40,520,521 and
        40,227,962 shares issued                        4,052          4,023
      Capital in excess of par value                   97,174         93,234
      Retained earnings                                29,402         22,727
      Treasury stock at cost, 1,510,994 and
        235,509 shares                                (41,421)        (8,854)
      Cumulative translation adjustment                    18              -

      Net unrealized gain (loss) on available-for-
        sale investments                                   88            (41)
                                                     --------       --------
                                                       89,313        111,089
                                                     --------       --------
                                                     $171,346       $124,978
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                          $14,727        $16,084
                                                      -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                  6,053          6,297
      Selling, general, and administrative
        expenses                                        4,011          3,487
      Research and development expenses                 1,978          1,765
                                                      -------        -------
                                                       12,042         11,549
                                                      -------        -------

    Operating Income                                    2,685          4,535

    Interest Income                                     1,804          1,286
    Interest Expense                                     (898)           (11)
    Gain on Sale of Investments, Net                        -            665
                                                      -------        -------
    Income Before Provision for Income Taxes            3,591          6,475
    Provision for Income Taxes                          1,363          2,513
                                                      -------        -------
    Net Income                                        $ 2,228        $ 3,962
                                                      =======        =======
    Earnings per Share                                $   .06        $   .10
                                                      =======        =======
    Weighted Average Shares                            39,018         40,038
                                                      =======        =======



    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                             September 27,    September 28,
    (In thousands except per share amounts)           1997             1996
    -----------------------------------------------------------------------
    Revenues                                       $45,560          $47,382
                                                   -------          -------
    Costs and Operating Expenses:
      Cost of revenues                              20,210           19,198
      Selling, general, and administrative
        expenses                                    12,141            9,913
      Research and development expenses              6,048            5,456
                                                   -------          -------
                                                    38,399           34,567
                                                   -------          -------

    Operating Income                                 7,161           12,815

    Interest Income                                  4,489            3,990
    Interest Expense                                (1,347)             (66)
    Gain on Sale of Investments, Net                     -              717
                                                   -------          -------
    Income Before Provision for Income Taxes        10,303           17,456
    Provision for Income Taxes                       3,978            6,490
                                                   -------          -------
    Net Income                                     $ 6,325          $10,966
                                                   =======          =======
    Earnings per Share                             $   .16          $   .28
                                                   =======          =======
    Weighted Average Shares                         39,636           39,826
                                                   =======          =======



    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                ----------------------------
                                                September 27, September 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  6,325      $ 10,966
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 1,921         1,699
          Provision for losses on accounts
            receivable                                     90            60
          Gain on sale of investments, net                  -          (717)
          Other noncash items                             (13)           33
          Changes in current accounts:
            Accounts receivable                           769        (3,200)
            Inventories                                (2,086)       (4,114)
            Prepaid and refundable income taxes           (48)          143
            Accounts payable                             (554)           41
            Other current liabilities                   2,447         2,622
                                                     --------      --------
    Net cash provided by operating activities           8,851         7,533
                                                     --------      --------
    Investing Activities:
      Proceeds from sale and maturities of
        available-for-sale investments                 72,857        69,394
      Purchases of available-for-sale investments     (63,430)      (58,209)
      Purchases of property, plant, and equipment      (1,817)       (1,949)
      Other                                                13           (72)
                                                     --------      --------
    Net cash provided by investing activities           7,623         9,164
                                                     --------      --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                      543           617
      Payment of withholding taxes related to
        stock option exercises                           (129)            -
      Purchases of Company common stock               (32,765)            -
      Net proceeds from issuance of long-term
        obligations (Note 3)                           68,030             -
      International Technidyne transfer of cash
        (to) from Thermo Electron                         350        (5,101)
                                                     --------      --------
    Net cash provided by (used in) financing
      activities                                       36,029        (4,484)
                                                     --------      --------
    Exchange Rate Effect on Cash                           44             -
                                                     --------      --------
    Increase in Cash and Cash Equivalents              52,547        12,213
    Cash and Cash Equivalents at Beginning of
      Period                                            1,157         4,441
                                                     --------      --------
    Cash and Cash Equivalents at End of Period       $ 53,704      $ 16,654
                                                     ========      ========
    Noncash Activities:
      Conversions of convertible debentures          $  3,755      $  5,545
                                                     ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisition

        In March 1997, the Company announced its intention to acquire International Technidyne from Thermo Electron Corporation (Thermo Electron), the Company's ultimate parent company, in a merger in which approximately 3,356,000 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of International Technidyne. On May 2, 1997, the transaction was completed, subject to shareholder approval of the issuance of 3,355,705 shares of Company common stock to Thermo Electron in the merger. International Technidyne is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use, skin-incision devices. In 1996, International Technidyne's revenues and net income were $33,992,000 and $4,672,000, respectively.

        Because the Company and International Technidyne were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to include the acquisition of International Technidyne. The 3,355,705 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading on the American Stock Exchange has been approved by the Company's shareholders. Because Thermedics Inc. (Thermedics) is the majority shareholder and intends to vote its shares in favor of such listing, approval is assured and, therefore, the shares are considered to be outstanding as of January 1, 1996, for purposes
                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

    of computing weighted average shares. Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                                  Three Months Ended    Nine Months Ended
    (In thousands)                September 28, 1996    September 28, 1996
    ----------------------------------------------------------------------
    Revenues:
      Historical                        $ 7,594                $21,716
      International Technidyne            8,490                 25,666
                                        -------                -------
                                        $16,084                $47,382
                                        =======                =======
    Net Income:
      Historical                        $ 2,762                $ 7,572
      International Technidyne            1,200                  3,394
                                        -------                -------
                                        $ 3,962                $10,966
                                        =======                =======

    3.  Subordinated Convertible Debentures

        In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004, for net proceeds of $68.0 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $31.415 per share and are guaranteed on a subordinated basis by Thermo Electron.


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

        In general, a profit cannot be earned from the sale of an LVAS in the United States until the U.S. Food and Drug Administration (FDA) has approved the device for commercial sale. Until such approval is obtained, only the direct and indirect costs of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in the fourth quarter of 1994.

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

        In December 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Nimbus Medical, Inc. (Nimbus), a research and development organization. Nimbus has been involved in artificial-heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

        The Company's International Technidyne Corporation (International Technidyne) subsidiary (Note 2) is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use, skin-incision devices.

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues in the third quarter of 1997 were $14,727,000, compared with $16,084,000 in the third quarter of 1996. This decrease was due to decreases of $1,969,000 and $567,000 in revenues from the Company's air-driven and electric LVAS, respectively. The Company expects that revenues from sales of its LVAS will stabilize at approximately current levels until the electric system is approved in the U.S. for commercial sale. The Company believes that this approval could occur during 1997; however, there can be no assurance that the Company will receive this
                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

    approval within the expected time period, or at all. The decrease in revenues was offset in part by an increase in revenues from International Technidyne to $9,090,000 in 1997 from $8,490,000 in 1996, as well as the inclusion of $425,000 in revenues from Nimbus, acquired in December 1996.

        The gross profit margin decreased to 59% in the third quarter of 1997 from 61% in the third quarter of 1996, primarily due to a shift in the sales mix to lower-margin electric LVAS and, to a lesser extent, the inclusion of low-margin revenues from Nimbus. This decrease was offset in part by improved margins at International Technidyne, primarily due to manufacturing efficiencies.

        Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1997 from 22% in the third quarter of 1996, primarily due to higher marketing expenses as a result of an increase in the Company's LVAS sales force and, to a lesser extent, an increase in sales personnel and promotional expenses at International Technidyne.

        Research and development expenses increased to $1,978,000 in the third quarter of 1997 from $1,765,000 in the third quarter of 1996. This increase was primarily due to the inclusion of expenditures from Nimbus, acquired in December 1996 and, to a lesser extent, expenses incurred in association with a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy. The Company expects research and development expenses to continue to increase over the life of the trial, estimated as two to three years. There can be no assurance that the Company will complete this study or that it will receive approval during this time period, or at all.

        Interest income increased to $1,804,000 in the third quarter of 1997 from $1,286,000 in the third quarter of 1996, primarily as a result of higher average invested balances. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004, for net proceeds of $68.0 million
    (Note 3).

        Interest expense increased to $898,000 in the third quarter of 1997 from $11,000 in the third quarter of 1996, primarily as a result of the issuance of the 4 3/4% subordinated convertible debentures.

        The effective tax rates were 38% and 39% in the third quarter of 1997 and 1996, respectively. The effective tax rates exceeded the statutory federal income tax rate, primarily due to the impact of state income taxes.

                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues in the first nine months of 1997 were $45,560,000, compared with $47,382,000 in the first nine months of 1996. This decrease was primarily due to a $4,712,000 decrease in revenues from the Company's air-driven LVAS, offset in part by a $1,238,000 increase in revenues from the Company's electric LVAS. The decrease in revenues in 1997 was also offset in part by the inclusion of $1,567,000 in revenues from Nimbus, acquired in December 1996, as well as an increase in revenues from International Technidyne to $26,171,000 in 1997 from $25,666,000 in 1996.

        The gross profit margin decreased to 56% in the first nine months of 1997 from 59% in the first nine months of 1996, primarily due to a shift in the sales mix to lower-margin electric LVAS and, to a lesser extent, increased warranty costs due to a Company-initiated modification of certain of its LVAS, completed in the first quarter of 1997. This decrease was offset in part by improved margins at International Technidyne, primarily due to manufacturing efficiencies. The Company announced an overall price increase of approximately 10% in the electric LVAS product line, effective June 28, 1997, to help offset increased production costs.

        Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first nine months of 1997 from 21% in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Research and development expenses increased to $6,048,000 in the first nine months of 1997 from $5,456,000 in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Interest income increased to $4,489,000 in the first nine months of 1997 from $3,990,000 in the first nine months of 1996. Interest expense increased to $1,347,000 in the first nine months of 1997 from $66,000 in the first nine months of 1996. These increases were primarily due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rates were 39% and 37% in the first nine months of 1997 and 1996, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to the full utilization of certain state tax loss carryforwards in 1996.

    Liquidity and Capital Resources

        Consolidated working capital was $122,162,000 at September 27, 1997, compared with $65,328,000 at December 28, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $124,854,000 at September 27, 1997, compared with $81,532,000 at December 28, 1996. During the first nine months of 1997, $8,851,000 of cash was provided by operating activities. Cash of $2,447,000 was provided by an increase in other current liabilities. This increase was offset in part by $2,086,000 used to fund an increase in inventories primarily due to increased production of the electric LVAS.
                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

        Excluding available-for-sale investments activity, the Company's investing activities primarily consisted of capital additions. During the first nine months of 1997, the Company expended $1,817,000 on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $750,000, principally for manufacturing and tooling equipment and leasehold improvements.

        During the first nine months of 1997, the Company's financing activities provided $36,029,000 of cash. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004 for net proceeds of $68.0 million
    (Note 3). Through a series of actions commencing in August 1996, the Company's Board of Directors has authorized the repurchase through various dates ending in June 1998, of up to $50.0 million of its own securities in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations are funded from working capital. Through September 27, 1997, the Company had expended $38,430,000 under these authorizations, of which $32,765,000 was expended in the first nine months of 1997.

        The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits


        See exhibit index on the page immediately preceding exhibits.






                                       12PAGE

                            THERMO CARDIOSYSTEMS INC.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1997.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer
















                                       13PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      11        Statement re: Computation of Earnings per Share.

      27        Financial Data Schedule.