Form 10-K
period 1998-01-03
THERMO CARDIOSYSTEMS INC
filed 1998-03-18
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   ------------------------------------------

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $343,189,000.

   As of January 30, 1998, the Registrant had 35,663,409 shares of Common Stock outstanding (39,019,114 pro forma shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

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

        In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) had granted approval for the commercial sale of the air-driven LVAS for use as a bridge to transplant. With this approval, the air-driven system became available for sale to cardiac centers throughout the United States. The Company received the European Conformity Mark (CE Mark) for commercial sale of the air-driven LVAS in all European Community countries in April 1994, and received the same approval for the electric system in August 1995. The electric version of the LVAS is currently being used in the United States in clinical trials for patients awaiting heart transplants. In June 1997, the Company submitted a premarket approval (PMA) supplemental application to receive FDA approval of the electric LVAS for use as a bridge to transplant. This application is currently under review; however, no assurance can be given that the FDA will review this application on a timely basis or will grant approval once it completes its review. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy, and in April 1996, the first patient was implanted with an electric LVAS under this trial. In December 1997, the FDA approved the Company's proposal to broaden the entrance criteria and increase the number of participating sites under this trial. The electric LVAS is being used in Europe as both a bridge to transplant and as an alternative to medical therapy.

        The Company's Nimbus Medical Inc. subsidiary has been involved in artificial heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

        On May 2, 1997, the Company acquired International Technidyne Corporation from Thermo Electron Corporation in exchange for the right to receive 3,355,705 shares of the Company's common stock. International Technidyne is a leading manufacturer of near-patient, whole-blood
                                        2PAGE
    coagulation testing equipment and related disposables and also manufacturers premium-quality, single-use skin-incision devices. The 3,355,705 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading upon the American Stock Exchange has been approved by the Company's shareholders. Because Thermedics Inc. is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

        The Company was incorporated in 1988 as a wholly owned subsidiary of Thermedics, a publicly traded subsidiary of Thermo Electron, and is the successor in interest to the assets and business of that company relating to the research and development of implantable heart-assist systems. This business was conducted by Thermedics from its formation in 1983, and prior to that time as a division of Thermo Electron beginning in 1966. As of January 3, 1998, Thermedics owned 19,757,612 shares of the Company's common stock, representing 51% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets product quality-assurance systems, precision-weighing and inspection equipment, electrochemistry and microweighing products, a range of power products and instruments to test electronics, security devices, and moisture-analysis systems. Thermedics is a 58%-owned subsidiary of Thermo Electron. As of January 3, 1998, Thermo Electron owned 3,448,708 shares of the Company's common stock, representing 8.8% of such stock outstanding, including 3,355,705 shares issuable to Thermo Electron for the acquisition of International Technidyne. Thermo Electron may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During 1997*, Thermo Electron purchased 50,400 shares of the Company's common stock on the open market for $1,360,000. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper-recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development.

        Thermedics intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares of common stock of the Company from time to time as the number of outstanding shares issued by the Company increases. These or any other purchases by Thermedics may be made either in the open market or directly from the Company or Thermo Electron. On February 5, 1998, Thermedics' Board of Directors voted to acquire from Thermo Electron the stock of TMO TCA Holdings Inc., which is the beneficial owner of 3,355,705 shares of the Company's common stock, in exchange for 4,880,533 shares of Thermedics common stock. The issuance of Thermedics common stock is subject to the approval of Thermedics' shareholders. Because Thermo Electron is the majority shareholder and intends to vote


    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.
                                        3PAGE
    its shares in favor of the transaction, the approval is assured. See Notes 4 and 6 to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company conducts business in one industry segment: the research, development, and manufacture of implantable heart-assist systems and other medical products.

    (c) Description of Business
        -----------------------

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

        Federal regulations require that the Company obtain an investigational device exemption (IDE) from the FDA to conduct testing in humans. Once sufficient testing has been completed to demonstrate the safety and effectiveness of the LVAS, the Company submits a PMA application to the FDA. PMA supplements must be submitted and approved for each type and application of the Company's LVAS before being sold commercially (see "Government Regulation").

    LVAS Devices

        The human heart contains two main pumping chambers: the left and right ventricles. The right ventricle pumps blood into the lungs, where it is oxygenated. The blood then flows into the left ventricle, where it is pumped throughout the body. The Company's LVAS devices support all or part of the pumping function of the left ventricle.
                                        4PAGE

        The Company has developed two versions of its LVAS: an implantable pneumatic, or air-driven, system that can be controlled by either a bedside or portable console; and an electric system that features an internal electric motor powered by an external battery pack worn by the patient. Both of the Company's systems employ the Company's HeartMate(R) blood pump, and are designed for long-term use. This pump is implanted just below the diaphragm in a position that minimizes interference with normal circulation and other bodily functions. An inlet tube is inserted into the apex of the left ventricle to drain blood into the pump chamber. Blood is then forced out of the pump through an animal tissue valve and back into the aorta. The HeartMate blood pump works with the biological control mechanism of the natural heart to increase pumping capability when required for activities such as climbing stairs. The Company's LVAS devices are at various stages of regulatory approval.

        Air-driven LVAS. In October 1994, the FDA approved the air-driven system as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of Phase I clinical trials of the HeartPak portable pneumatic driver. The HeartPak is currently in Phase I clinical trials in the U.S. Phase I of the study is evaluating the safety of the system in the hospital; Phase II will evaluate the system in the home environment.

        Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility. In August 1995, the electric LVAS was awarded the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge to transplant in the United States, Europe, and other regions, and is also implanted as an alternative to heart transplant in Europe and other regions. The electric LVAS may not be sold commercially in the United States until it has received approval from the FDA. The electric LVAS is currently being used in the United States in clinical trials for patients awaiting heart transplants. In June 1997, the Company submitted a PMA supplemental application to receive FDA approval of the electric LVAS for use as a bridge to transplant. This application is currently under review; however, no assurance can be given that the FDA will review this application on a timely basis or will grant approval once it completes its review.

                                        5PAGE

        In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In December 1997, the FDA approved the Company's proposal to broaden the entrance criteria and increase the number of participating sites under this trial. The Company estimates that it will complete this trial in two to three years; however, no assurance can be given that the Company will complete this study or that it will receive FDA approval during this time period, or at all.

    Blood-testing Equipment and Skin-incision Devices

        International Technidyne manufacturers and supplies whole-blood coagulation testing equipment and related disposables, as well as skin-incision devices.

        Whole-blood coagulation testing equipment. International Technidyne's HEMOCHRON(R) and HEMOCHRON(R) Jr. product lines offer whole-blood coagulation systems for bedside anticoagulation management, coagulation screening, and transfusion management. Each analyzes small blood samples, then processes and quickly displays comprehensive patient hemostasis information. Blood management of this type is essential as the number of invasive medical procedures, such as cardiopulmonary bypass surgery and angioplasty, increase. Some HEMOCHRON models are designed for use either in a clinical setting or at the patient's bedside, while others are designed for testing at any patient location because they are lightweight, battery-operated, and portable.

        The ProTime(R) Microcoagulation System is designed to allow long-term oral anticoagulant patient self-testing for patients who take the blood-thinning drug warfarin (Coumidin). The system consists of a hand-held instrument, a five-channel cuvette, and a finger-incision device.

        Skin-incision devices. International Technidyne manufactures a family of single-use skin-incision devices for drawing blood from adults, children, and infants. Each employs International Technidyne's patented skin-incision technology to provide a standardized surgical incision, not a puncture. International Technidyne's line of Surgicutt(R) products are used to perform bleeding-time tests on adults, children, and newborns. International Technidyne's Tenderlett(R) finger-incision products for blood sampling are available in models suitable for adults, children, and infants and toddlers. Tenderfoot(R) is a heel-incision device that is designed specifically for toddlers, infants, and premature infants.

    Government Regulation

        The Company's products and its research, development, and manufacturing activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act (the FDC Act), the Public Health Services Act, and other federal statutes and regulations govern or
                                        6PAGE
    influence the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, advertising, and promotion of products such as those offered by the Company. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, and/or criminal prosecution.

        Pursuant to the Medical Device Amendments of 1976 (the 1976 Amendments) to the FDC Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories, Classes I, II, and III, which are subject to varying degrees of regulatory control.

        The Company's LVAS is classified as a Class III medical device under the FDC Act, the classification generally given to life-sustaining or implantable devices. Class III devices require clinical testing to ensure safety and effectiveness. The first stage of obtaining formal FDA market approval for a Class III device is submission of an application for an IDE. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If approved, the IDE permits clinical evaluations of significant risk devices on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE for a Class III device, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA.

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

        The Company is also subject to the FDA's Quality System (QS) regulations. These regulations require that the Company manufacture its systems and maintain its records in accordance with current Good Manufacturing Practice (GMP). The FDA inspects the Company's facilities for compliance with GMP. If the Company is found not to be in compliance, the FDA has broad powers to issue recalls, enjoin future violations, and assess civil and criminal penalties against the Company, its officers, and its employees. In addition to the QS regulations, the Company must adhere to quality standards applicable to European Community member countries and other countries where the Company sells its systems. The Company is also subject to registration and inspection requirements of state regulatory agencies.
                                        7PAGE

        Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device by a comparable regulatory authority of a foreign country generally must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval.

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

        A majority of International Technidyne's products are regulated by the FDA as Class II medical devices. International Technidyne is also subject to regulatory requirements in foreign countries in which it markets its devices. The FDA conducted a routine audit of International Technidyne's manufacturing facilities in September 1996, inspecting the manufacture of International Technidyne's coagulation timing instruments and coagulation timing cuvettes. On November 15, 1996, the FDA informed International Technidyne that the areas inspected appeared to be in substantial compliance with the applicable requirements of the FDC Act and the regulations thereunder.

    Third-party Reimbursement

        The HeartMate air-driven LVAS is the only implantable, ventricular-assist system approved for commercial sale, as a bridge to transplant in the U.S. by the FDA.

        In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to the Company's HeartMate air-driven LVAS. Part of the U.S. Department of Health and Human Services, HCFA is responsible for establishing coverage and reimbursement policies for Medicare and recommending guidelines for Medicaid. Many third-party payers review HCFA recommendations to establish their own reimbursement policies. Several major nongovernment insurers have already agreed to offer coverage for the air-driven LVAS. Additional insurers are reviewing the clinical results of the device, and additional coverage decisions will be forthcoming. HCFA's coverage policy could extend to the electric LVAS once approved, although there can be no assurance such coverage will extend to the electric LVAS. In addition,
                                        8PAGE
    some major nongovernment insurers currently offer coverage for the electric LVAS because of its IDE status as a category B device (eligible for Medicare coverage and payment).

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

        Sales of the Company's systems will depend to a large degree upon the availability of reimbursement for the implantation of the devices. Even though reimbursement has been established by HCFA and by several nongovernment insurers for the air-driven LVAS, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including determination that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the HeartMate air-driven LVAS will be granted within a reasonable period of time, or at all, and the Company cannot predict what effect the future policies of government entities and insurers will have on the sale of the Company's devices. The unavailability of third-party reimbursement for procedures involving the Company's systems would have a material adverse effect on the Company's business.

        International Technidyne's ProTime device was cleared for patient self-testing by the FDA in 1997 and is currently being evaluated by the HCFA to determine whether this device will be eligible for coverage by Medicare.

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

        The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials or components are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative materials or components to the original materials or components, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no
                                        9PAGE
    assurance that the substitution of alternative materials or components will not cause delays in the Company's LVAS development program or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

    Intellectual Property

        The Company's policy is to protect its intellectual property rights relating to its work on cardiac-support systems including, if appropriate, applying for patents in the United States and foreign countries. Thermedics has granted the Company a royalty-free license to use the Dermaport(R) access device and Tecoflex(R) biomaterial in its LVAS. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets developed over 30 years of research, development, and fabrication of cardiac-assist devices. The Company has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. The third party has offered the Company a license, which the Company elected not to accept. Although the Company believes that it has meritorious defenses to the claims of the third party, due to the inherent uncertainty of litigation, no assurance can be made that the Company would be successful if any litigation were to begin. The Company seeks to protect its proprietary information, but there can be no assurance that others will neither develop independently the same or similar information nor obtain access to information that the Company believes is proprietary. Moreover, there can be no assurance that others will not claim that the Company's activities infringe their intellectual property rights.

    Dependency on a Single Customer

        Revenues from one customer accounted for 24%, 23%, and 25% of the Company's total revenues in 1997, 1996, and 1995, respectively. The loss of this customer would have a material adverse impact on the Company.

    Backlog

        The Company's backlog of firm orders was approximately $2,556,000 and $1,947,000 as of January 3, 1998, and December 28, 1996, respectively. Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company believes that approximately 65% of the backlog at January 3, 1998, will be shipped or completed during the next 12 months. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

    Competition

        The Company is aware of one other company that has submitted a PMA application with the FDA for an implantable LVAS. The Company is unaware whether this PMA application has been accepted for filing by the FDA. Also, the Company is aware of one other company that has received approval by the FDA Advisory Panel on Circulatory System Devices and
                                       10PAGE
    subsequent commercial approval for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

        International Technidyne's principal competitor in the market for coagulation monitoring instruments such as HEMOCHRON is the HemoTec division of Medtronic, which manufactures a whole-blood ACT instrument as well as the Hepcon Hemostatic Monitoring System. International Technidyne also competes with CDI, which is attempting to compete with HEMOCHRON. Boehringer Mannheim Corporation has developed a patient blood coagulation self-testing device similar to the ProTime, which is marketed to professionals. Boehringer Mannheim has also recently received FDA clearance for patient self-testing for this product. International Technidyne's coagulation monitoring products compete on the basis of reputation, price, and reliability.

        International Technidyne's incision devices compete with products offered by a number of companies, including Organon Teknika; Becton, Dickinson and Company; and Sherwood Medical Company. International Technidyne's incision devices compete primarily on the basis of quality, reliability, and reputation.

    Research and Development

        During 1997, 1996, and 1995, the Company expended approximately $8,682,000, $7,498,000, and $7,111,000, respectively, on internally sponsored research and development programs.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

                                       11PAGE

    Number of Employees

        As of January 3, 1998, the Company had a total of 420 employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.

    (d) Financial Information about Exports by Domestic Operations
        ----------------------------------------------------------

        Financial information about exports by domestic operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant
        ------------------------------------

                                           Present Title (Year First Became
        Name                          Age  Executive Officer)
        ----------------------------  ---  ---------------------------------
        Victor L. Poirier              56  President and Chief Executive
                                             Officer (1988)
        John N. Hatsopoulos            63  Chief Financial Officer and
                                             Senior Vice President (1988)
        Betty A. Silverstein-Russell   48  Senior Vice President (1989)
        Timothy J. Krauskopf           36  Vice President, Regulatory
                                             Affairs (1995)
        Paul F. Kelleher               55  Chief Accounting Officer (1988)

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

    Item 2. Properties
            ----------

        The Company owns approximately 66,000 square feet of office, manufacturing, and research facilities and leases approximately 24,000 square feet of office space in Edison, New Jersey. The Company subleases approximately 32,200 square feet of space in Thermedics' corporate headquarters in Woburn, Massachusetts, pursuant to a sublease expiring in 1999. The Company also subleases approximately 8,000 square feet of office and research facilities in Chelmsford, Massachusetts, from Thermedics Detection Inc., a publicly traded, majority-owned subsidiary of Thermedics, pursuant to a two-year lease agreement. In addition, the Company occupies approximately 11,000 square feet of office and research
                                       12PAGE
    facilities in Rancho Cordova, California, pursuant to a lease expiring in 2002. The Company believes that these facilities are in good condition and are suitable for its present operations.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.


                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998 and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------
        Not applicable.
                                       13PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

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

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------
        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.








                                       14PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------

            (1) The financial statements set forth in the list below are filed as part of this Report.

            (2) The financial statement schedule set forth in the list below is filed as part of this Report.

            (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

            List of Financial Statements and Schedules Referenced in this
            -------------------------------------------------------------
            Item 14
            -------

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

         (b) Reports on Form 8-K
             -------------------

             None.

         (c) Exhibits
             --------

             See Exhibit Index on the page immediately preceding exhibits.


                                       15PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 18, 1998              THERMO CARDIOSYSTEMS INC.

                                      By: Victor L. Poirier
                                          -----------------------------
                                          Victor L. Poirier
                                          President and Chief Executive
                                            Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 1998.

    Signature                         Title
    ---------                         -----


    By: Victor L. Poirier         President, Chief Executive Officer, and
        ------------------------      Director
        Victor L. Poirier

    By: John N. Hatsopoulos       Chief Financial Officer and Senior Vice
        ------------------------      President
       John N. Hatsopoulos

    By: Paul F. Kelleher          Chief Accounting Officer
        ------------------------
        Paul F. Kelleher

    By: John W. Wood Jr.          Chairman of the Board and Director
        ------------------------
        John W. Wood Jr.

    By: Walter J. Bornhorst       Director
        ------------------------
        Walter J. Bornhorst

    By: Elias P. Gyftopoulos      Director
        ------------------------
        Elias P. Gyftopoulos

    By: Leonard Laster            Director
        ------------------------
        Leonard Laster

    By: John T. Keiser            Director
        ------------------------
        John T. Keiser

    By: Nicholas T. Zervas        Director
        ------------------------
        Nicholas T. Zervas
                                       16PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Cardiosystems Inc.:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in Thermo Cardiosystems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 12, 1998










                                       17PAGE

    SCHEDULE II

                            THERMO CARDIOSYSTEMS INC.
                        Valuation and Qualifying Accounts

                                 (In thousands)


                                Balance at   Provision               Balance
                                 Beginning  Charged to     Accounts   at End
    Description                    of Year     Expense  Written-off  of Year
    ------------------------------------------------------------------------
    Allowance for Doubtful
      Accounts

      Year Ended Jan. 3, 1998         $736       $120        $ (23)    $833

      Year Ended Dec. 28, 1996        $571       $165        $   -     $736

      Year Ended Dec. 30, 1995        $493       $120        $ (42)    $571








                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
      2           Agreement and Plan of Reorganization among Thermo
                  Cardiosystems Inc., ITC Acquisition Corp., Thermo
                  Electron Corporation, ITC Holdings Inc., and
                  International Technidyne Corporation dated as of May 2, 1997 (filed as Exhibit 2.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 [File No. 1-10114] and incorporated herein by reference).

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

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
      4.5         Fiscal Agency Agreement dated as of May 14, 1997,
                  among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as fiscal agent relating to $70 million principal amount of 4 3/4%
                  Convertible Subordinated Debentures due 2004 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997
                  [File No. 1-10114] and incorporated herein by reference).

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

                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.7         Amended and Restated Master Repurchase Agreement
                  dated July 2, 1996, between the Registrant and Thermo Electron (filed as Exhibit 10.7 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No.
                  1-10114] and incorporated herein by reference).

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

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
                  In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

      10.23       Restated Stock Holdings Assistance Plan and Form of
                  Promissory Note.

      10.24 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 18, 1997, between Thermo Electron and the Registrant.

      10.25 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 18, 1997, between Thermedics and the Registrant.

      13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

      21          Subsidiaries of the Registrant.

      23          Consent of Arthur Andersen LLP.

      27.1        Financial Data Schedule for the year ended January
                  3, 1998.

      27.2 Financial Data Schedule for the year ended December 30, 1995 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne
                  Corporation).

      27.3 Financial Data Schedule for the quarter ended March 30, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne
                  Corporation).

      27.4 Financial Data Schedule for the quarter ended June 29, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne
                  Corporation).

                                       22PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
      27.5        Financial Data Schedule for the quarter ended
                  September 28, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International
                  Technidyne Corporation).

      27.6 Financial Data Schedule for the year ended December 28, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of International Technidyne
                  Corporation).

      99 Opinion of Cazenove Incorporated dated May 2, 1997 (filed as Exhibit 99 to the Registrant's Current Report on Form 8-K dated May 2, 1997 [File No. 1-10114] and incorporated herein by reference).