Form 10-Q
period 1998-04-04
THERMO CARDIOSYSTEMS INC
filed 1998-05-08
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                     ---------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                     Outstanding at May 1, 1998
         ----------------------------         --------------------------
         Common Stock, $.10 par value                 39,038,839
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $10,544
        and $70,488 under repurchase agreement with
        affiliated party)                            $ 39,195       $ 71,158
      Short-term available-for-sale investments,
        at quoted market value (amortized cost of
        $69,397 and $45,443)                           69,518         45,589
      Accounts receivable, less allowances of
        $861 and $833                                  10,937         11,377
      Inventories:
        Raw materials                                   3,258          3,420
        Work in process and finished goods             10,034         11,099
      Prepaid and refundable income taxes               3,975          3,962
      Prepaid expenses and other current assets           460            342
                                                     --------       --------
                                                      137,377        146,947
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            18,351         17,861
      Less: Accumulated depreciation and
            amortization                                9,957          9,380
                                                     --------       --------
                                                        8,394          8,481
                                                     --------       --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $26,455 and $12,655)                          26,456         12,665
                                                     --------       --------
    Prepaid Income Taxes                                2,749          2,749
                                                     --------       --------
    Other Assets                                        2,299          2,366
                                                     --------       --------
                                                     $177,275       $173,208
                                                     ========       ========


                                        2PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      April 4,    January 3,
    (In thousands except share amounts)                   1998          1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $  2,396      $  2,291
      Accrued payroll and employee benefits              2,189         2,749
      Accrued warranty expenses                          1,152         1,100
      Accrued income taxes                               2,190           912
      Accrued interest                                   1,238           406
      Other accrued expenses                             2,337         2,479
      Due to parent company and affiliated companies       703           308
                                                      --------      --------
                                                        12,205        10,245
                                                      --------      --------
    Subordinated Convertible Debentures                 70,000        70,000
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.10 par value, 100,000,000
        shares authorized; 40,521,121 and
        40,520,521 shares issued                         4,052         4,052
      Capital in excess of par value                    98,258        98,252
      Retained earnings                                 34,404        32,096
      Treasury stock at cost, 1,482,582 and
        1,502,474 shares                               (41,751)      (41,563)
      Accumulated other comprehensive income (Note 3)      107           126
                                                      --------      --------
                                                        95,070        92,963
                                                      --------      --------
                                                      $177,275      $173,208
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    April 4,       March 29,
    (In thousands except per share amounts)             1998            1997
    ------------------------------------------------------------------------
    Revenues                                         $16,485         $14,902
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                 6,909           6,929
      Selling, general, and administrative expenses    4,293           4,005
      Research and development expenses                2,573           2,070
                                                     -------         -------
                                                      13,775          13,004
                                                     -------         -------

    Operating Income                                   2,710           1,898

    Interest Income                                    1,906           1,175
    Interest Expense                                    (898)              -
    Gain on Sale of Investments, Net                      19               -
                                                     -------         -------
    Income Before Provision for Income Taxes           3,737           3,073
    Provision for Income Taxes                         1,429           1,198
                                                     -------         -------
    Net Income                                       $ 2,308         $ 1,875
                                                     =======         =======
    Basic and Diluted Earnings per Share (Note 2)    $   .06         $   .05
                                                     =======         =======
    Weighted Average Shares (Note 2):
      Basic                                           39,025          40,256
                                                     =======         =======
      Diluted                                         39,284          40,613
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                        --------------------
                                                        April 4,  March 29,
    (In thousands)                                          1998       1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                        $  2,308   $  1,875
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                      688        583
          Provision for losses on accounts receivable         30         30
          Gain on sale of investments, net                   (19)         -
          Other noncash items                                  -        (13)
          Changes in current accounts:
            Accounts receivable                              412        480
            Inventories                                    1,229     (1,603)
            Other current assets                            (118)         9
            Accounts payable                                 105        (89)
            Other current liabilities                      1,853       (112)
                                                        --------   --------
    Net cash provided by operating activities              6,488      1,160
                                                        --------   --------

    Investing Activities:
      Proceeds from sale and maturities of available-
        for-sale investments                              43,456     30,008
      Purchases of available-for-sale investments        (81,192)   (18,552)
      Purchases of property, plant, and equipment           (515)      (599)
      Other                                                  (19)        41
                                                        --------   --------
    Net cash provided by (used in) investing activities  (38,270)    10,898
                                                        --------   --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                                 38        247
      Payment of withholding taxes related to stock
        option exercises                                    (220)       (73)
      International Technidyne transfer of cash from
        Thermo Electron                                        -        384
                                                        --------   --------
    Net cash provided by (used in) financing activities     (182)       558
                                                        --------   --------
    Exchange Rate Effect on Cash                               1        (14)
                                                        --------   --------
    Increase (Decrease) in Cash and Cash Equivalents     (31,963)    12,602
    Cash and Cash Equivalents at Beginning of Period      71,158      1,157
                                                        --------   --------
    Cash and Cash Equivalents at End of Period          $ 39,195   $ 13,759
                                                        ========   ========
    Noncash Activities:
      Conversions of convertible debentures             $      -   $  3,755
                                                        ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $ 2,308     $ 1,875
                                                        -------     -------
    Weighted average shares                              35,669      36,900

    Shares issuable in connection with the acquisition
      of International Technidyne Corporation             3,356       3,356
                                                        -------     -------
    Basic weighted average shares                        39,025      40,256
                                                        -------     -------
    Basic earnings per share                            $   .06     $   .05
                                                        =======     =======
    Diluted
    Net income                                          $ 2,308     $ 1,875
                                                        -------     -------

    Basic weighted average shares                        39,025      40,256
    Effect of:
      Convertible debentures                                  -          10
      Stock options                                         259         347
                                                        -------     -------
    Weighted average shares, as adjusted                 39,284      40,613
                                                        -------     -------
    Diluted earnings per share                          $   .06     $   .05
                                                        =======     =======

                                        6PAGE

                            THERMO CARDIOSYSTEMS INC.

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At April 4, 1998, there were 989,700 of such options outstanding, with exercise prices ranging from $24.32 to $48.97 per share. In addition, the computation of diluted earnings per share for the first quarter of 1998 excluded the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $2,289,000 and $1,758,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company is a leader in the research, development, and manufacture of implantable left ventricular-assist systems (LVAS). Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease.

                                        7PAGE

                            THERMO CARDIOSYSTEMS INC.

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

        The Company's Nimbus Medical, Inc. subsidiary, which business was acquired in December 1996, has been involved in artificial-heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

        The Company's International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use skin-incision devices.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues in the first quarter of 1998 were $16,485,000, compared with $14,902,000 in the first quarter of 1997. This increase was due primarily to a $1,766,000 increase in revenues from the Company's air-driven LVAS, offset in part by a $491,000 decrease in revenues from the Company's electric LVAS. In April 1998, the Company received conditional approval from the FDA for engineering advancements made to the electric LVAS. The conditional approval of these advancements is contingent upon the Company responding to a series of additional questions relating to the submission. The Company anticipates that its response will be completed within several weeks of receipt of the conditional approval. The increase in revenues was also due to an increase in revenues from International Technidyne to $9,385,000 in the first quarter of 1998, from $9,002,000 in the first quarter of 1997.

        The gross profit margin increased to 58% in the first quarter of 1998 from 54% in the first quarter of 1997, primarily due to a shift in the LVAS sales mix to higher-margin air-driven LVAS and, to a lesser extent, an increase in revenues from higher-margin International Technidyne products.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first quarter of 1998 from 27% in the first quarter of 1997, primarily due to increased revenues.

                                        8PAGE

                            THERMO CARDIOSYSTEMS INC.

    ---------------------------------------------------

        Research and development expenses increased to $2,573,000 in the first quarter of 1998 from $2,070,000 in the first quarter of 1997. This increase was primarily due to expenses incurred in association with a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy. The Company expects research and development expenses to continue to increase over the life of the trial, estimated as two to three years. There can be no assurance that the Company will complete this study or that it will receive FDA approval of the electric LVAS as an alternative to medical therapy during this time period, or at all.

        Interest income increased to $1,906,000 in the first quarter of 1998 from $1,175,000 in the first quarter of 1997, primarily as a result of higher average invested balances. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004, for net proceeds of $68.0 million.

        Interest expense of $898,000 in the first quarter of 1998 represents interest expense incurred as a result of the issuance of the 4 3/4% subordinated convertible debentures.

        The Company recorded a gain on sale of investments, net, of $19,000 in the first quarter of 1998.

        The effective tax rates were 38% and 39% in the first quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate, primarily due to the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $125,172,000 at April 4, 1998, compared with $136,702,000 at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $135,169,000 at April 4, 1998, compared with $129,412,000 at January 3, 1998. During the first quarter of 1998, $6,488,000 of cash was provided by operating activities. Cash of $1,853,000 was provided by an increase in other current liabilities and $1,229,000 was provided by a decrease in inventories, primarily due to increased sales.

        Excluding available-for-sale investments activity, the Company's investing activities primarily consisted of capital additions. During the first quarter of 1998, the Company expended $515,000 on purchases of property, plant, and equipment. During the remainder of 1998, the Company expects to make capital expenditures of approximately $3,300,000, principally for manufacturing and tooling equipment and leasehold improvements.


                                        9PAGE

                            THERMO CARDIOSYSTEMS INC.

        During the first quarter of 1998, the Company's financing activities used $182,000 of cash. The Company's Board of Directors has authorized the repurchase, through June 12, 1998, of up to $20.0 million of its own securities in the open market, or in negotiated transactions. Any repurchases would be funded from working capital. As of April 4, 1998, $11,378,000 remained under this authorization.

        The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.













                                       10PAGE

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                             THERMO CARDIOSYSTEMS INC.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer
                                               and Senior Vice President












                                       11PAGE

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      27        Financial Data Schedule.