Form 10-Q
period 1998-07-04
THERMO CARDIOSYSTEMS INC
filed 1998-08-10
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.10 par value                38,839,289

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $10,442
    and $70,488 under repurchase agreement with
    affiliated party)                                $ 36,108     $ 71,158
  Short-term available-for-sale investments,
    at quoted market value (amortized cost of
    $50,565 and $45,443)                               50,677       45,589
  Accounts receivable, less allowances of
    $891 and $833                                       9,630       11,377
  Inventories:
    Raw materials                                       3,078        3,420
    Work in process and finished goods                  9,571       11,099
  Prepaid and refundable income taxes                   3,973        3,962
  Prepaid expenses and other current assets               549          342
                                                     --------     --------

                                                      113,586      146,947
                                                     --------     --------

Property, Plant, and Equipment, at Cost                18,550       17,861
  Less: Accumulated depreciation and amortization      10,313        9,380
                                                     --------     --------

                                                        8,237        8,481
                                                     --------     --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $46,625 and $12,655)                              46,625       12,665
                                                     --------     --------

Prepaid Income Taxes                                    2,749        2,749
                                                     --------     --------

Other Assets                                            2,220        2,366
                                                     --------     --------

                                                     $173,417     $173,208
                                                     ========     ========

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                   $  2,574     $  2,291
  Accrued payroll and employee benefits                 2,321        2,749
  Accrued warranty expenses                             1,205        1,100
  Accrued income taxes                                  3,252          912
  Other accrued expenses                                2,804        2,885
  Due to parent company and affiliated companies          318          308
                                                     --------     --------

                                                       12,474       10,245
                                                     --------     --------

Subordinated Convertible Debentures                    70,000       70,000
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.10 par value, 100,000,000
    shares authorized; 40,521,121 and 40,520,521
    shares issued                                       4,052        4,052
  Capital in excess of par value                       98,258       98,252
  Retained earnings                                    36,254       32,096
  Treasury stock at cost, 1,683,799 and
    1,502,474 shares                                  (47,730)     (41,563)
  Accumulated other comprehensive income (Note 3)         109          126
                                                     --------     --------

                                                       90,943       92,963
                                                     --------     --------

                                                     $173,417     $173,208
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $16,133    $15,931
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                        6,867      7,228
  Selling, general, and administrative expenses           4,848      4,125
  Research and development expenses                       2,447      2,000
                                                        -------    -------

                                                         14,162     13,353
                                                        -------    -------

Operating Income                                          1,971      2,578

Interest Income                                           1,887      1,510
Interest Expense                                           (897)      (449)
Gain on Sale of Investments, Net                              2          -
                                                        -------    -------

Income Before Provision for Income Taxes                  2,963      3,639
Provision for Income Taxes                                1,113      1,417
                                                        -------    -------

Net Income                                              $ 1,850    $ 2,222
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .05    $   .06
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  38,932     39,635
                                                        =======    =======
  Diluted                                                39,154     39,912
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $32,618    $30,833
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       13,776     14,157
  Selling, general, and administrative expenses           9,140      8,130
  Research and development expenses                       5,020      4,070
                                                        -------    -------

                                                         27,936     26,357
                                                        -------    -------

Operating Income                                          4,682      4,476

Interest Income                                           3,793      2,685
Interest Expense                                         (1,795)      (449)
Gain on Sale of Investments, Net                             20          -
                                                        -------    -------

Income Before Provision for Income Taxes                  6,700      6,712
Provision for Income Taxes                                2,542      2,615
                                                        -------    -------

Net Income                                              $ 4,158    $ 4,097
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .11    $   .10
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  38,979     39,945
                                                        =======    =======
  Diluted                                                39,219     40,262
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                     --------------------
                                                     July 4,     June 28,
(In thousands)                                          1998         1997
-------------------------------------------------------------------------

Operating Activities:
  Net income                                       $   4,158    $   4,097
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    1,417        1,265
      Provision for losses on accounts
        receivable                                        60           60
      Gain on sale of investments, net                   (20)           -
      Other noncash items                                (69)         (13)
      Changes in current accounts:
        Accounts receivable                            1,688       (1,145)
        Inventories                                    1,755       (1,193)
        Other current assets                             (90)          17
        Accounts payable                                 283         (534)
        Other current liabilities                      1,944          653
                                                   ---------    ---------

Net cash provided by operating activities             11,126        3,207
                                                   ---------    ---------

Investing Activities:
  Proceeds from sale and maturities of
    available-for-sale investments                    88,464       57,421
  Purchases of available-for-sale investments       (127,523)     (43,176)
  Purchases of property, plant, and equipment         (1,129)      (1,384)
  Other                                                  171           54
                                                   ---------    ---------

Net cash provided by (used in) investing
  activities                                         (40,017)      12,915
                                                   ---------    ---------

Financing Activities:
  Net proceeds from issuance of Company
    common stock                                         436          409
  Payment of withholding taxes related to
    stock option exercises                              (615)         (94)
  Purchases of Company common stock                   (5,982)     (23,889)
  Net proceeds from issuance of subordinated
    convertible debentures                                 -       68,139
  International Technidyne transfer of cash
    from Thermo Electron                                   -          350
                                                   ---------    ---------

Net cash provided by (used in) financing
  activities                                       $  (6,161)   $  44,915
                                                   ---------    ---------

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)


                                                      Six Months Ended
                                                   ----------------------
                                                     July 4,     June 28,
(In thousands)                                          1998         1997
-------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $       2    $      41
                                                   ---------    ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                        (35,050)      61,078
Cash and Cash Equivalents at Beginning of
  Period                                              71,158        1,157
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  36,108    $  62,235
                                                   =========    =========

Noncash Activities:
  Conversions of convertible debentures            $       -    $   3,755
                                                   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended         Six Months Ended
                             --------------------       ------------------
(In thousands except         July 4,     June 28,       July 4,   June 28,
per share amounts)              1998         1997          1998       1997
--------------------------------------------------------------------------
Basic
Net income                   $ 1,850      $ 2,222       $ 4,158    $ 4,097
                             -------      -------       -------    -------

Weighted average shares       38,932       39,635        38,979     39,945
                             -------      -------       -------    -------

Basic earnings per share     $   .05      $   .06       $   .11    $   .10
                             =======      =======       =======    =======

Diluted
Net income                   $ 1,850      $ 2,222       $ 4,158    $ 4,097
                             -------      -------       -------    -------

Weighted average shares       38,932       39,635        38,979     39,945
Effect of:
  Convertible debentures           -            -             -          5
  Stock options                  222          277           240        312
                             -------      -------       -------    -------

Weighted average shares,
  as adjusted                 39,154       39,912        39,219     40,262
                             -------      -------       -------    -------

Diluted earnings per share   $   .05      $   .06       $   .11    $   .10
                             =======      =======       =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At July 4, 1998, there were 960,200 of such options outstanding, with exercise prices ranging from $24.33 to $48.97 per share. In addition, the computation of diluted earnings per share for all periods presented excludes the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $1,852,000 and $2,371,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $4,141,000 and $4,129,000, respectively.

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

    In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval is obtained, only the direct and indirect costs, including research and development expenses, of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in 1994.

    The Company's Nimbus Medical Inc. subsidiary, acquired in 1996, has been involved in artificial-heart technology for more than 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps, which is the basis for the HeartMate II, the next generation of the Company's LVAS. Because of its smaller size, the HeartMate II may potentially be used to provide cardiac support in small adults and in children.

    The Company's International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use skin-incision devices.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues in the second quarter of 1998 were $16,133,000, compared with $15,931,000 in the second quarter of 1997. The increase in revenues was primarily due to an increase in revenues from International Technidyne to $9,000,000 in the second quarter of 1998 from $8,080,000 in the second quarter of 1997 and a $394,000 increase in revenues from the Company's air-driven LVAS. These increases were offset in part by a $958,000 decrease in revenues from the Company's electric LVAS. In June 1998, the Company received approval from the FDA for engineering advancements made to the electric LVAS. The FDA also presented additional questions regarding certain other aspects of the Company's submission. The Company responded to these questions in July 1998 and is currently awaiting the FDA's response.

    The gross profit margin increased to 57% in the second quarter of 1998 from 55% in the second quarter of 1997, primarily due to an increase in revenues from higher-margin International Technidyne products and, to a lesser extent, a shift in the LVAS sales mix to the higher-margin air-driven LVAS.

    Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the second quarter of 1998 from 26% in the second quarter of 1997, primarily due to an increase in promotional expenses at International Technidyne.

    Research and development expenses increased to $2,447,000 in the second quarter of 1998 from $2,000,000 in the second quarter of 1997. This increase was primarily due to expenses incurred in association with a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy, which commenced in December 1997, as well as expenses associated with the development of its HeartMate II system. The Company expects research and development expenses to continue to increase over the life of the trial, estimated at two to three years. There can be no assurance that the Company will complete this study or that it will receive FDA approval of the electric LVAS as an alternative to medical therapy during this time period, or at all.

    Interest income increased to $1,887,000 in the second quarter of 1998 from $1,510,000 in the second quarter of 1997, primarily as a result of higher average invested balances. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004, for net proceeds of $68,139,000.

    Interest expense increased to $897,000 in the second quarter of 1998 from $449,000 in the second quarter of 1997, primarily due to interest expense incurred as a result of the issuance of the 4 3/4% subordinated convertible debentures.

    The effective tax rates were 38% and 39% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate, primarily due to the impact of state income taxes.

First Six Months 1998 Compared With First Six Months 1997

    Revenues in the first six months of 1998 were $32,618,000, compared with $30,833,000 in the first six months of 1997. The increase in revenues was primarily due to an increase in revenues from International Technidyne to $18,385,000 in 1998 from $17,082,000 in 1997 and a $2,160,000 increase in revenues in the Company's air-driven LVAS. These increases were offset in part by a $1,449,000 decrease in revenues from the Company's electric LVAS.

    The gross profit margin increased to 58% in the first six months of 1998 from 54% in the first six months of 1997, primarily due to an increase in revenues from higher-margin International Technidyne products and, to a lesser extent, a shift in the LVAS sales mix to the higher-margin air-driven LVAS.

    Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1998 from 26% in the first six months of 1997, primarily due to the reason discussed in the results of operations for the second quarter.

    Research and development expenses increased to $5,020,000 in the first six months of 1998 from $4,070,000 in the first six months of 1997, primarily due to the reasons discussed in the results of operations for the second quarter.

    Interest income increased to $3,793,000 in the first six months of 1998 from $2,685,000 in the first six months of 1997. Interest expense increased to $1,795,000 in the first six months of 1998 from $449,000 in the first six months of 1997. These increases were due to the reasons discussed in the results of operations for the second quarter.

    The effective tax rates were 38% and 39% in the first six months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $101,112,000 at July 4, 1998, compared with $136,702,000 at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $133,410,000 at July 4, 1998, compared with $129,412,000 at January 3, 1998. During the first six months of 1998, $11,126,000 of cash was provided by operating activities. Cash of $1,944,000 was provided by an increase in other current liabilities, primarily due to the timing of tax payments. Cash of $1,755,000 and $1,688,000 was provided by decreases in inventories and accounts receivable, respectively. These decreases were due to improved inventory controls and improved collections, respectively.

    Excluding available-for-sale investments activity, the Company's investing activities primarily consisted of capital additions. During the first six months of 1998, the Company expended $1,129,000 on purchases of property, plant, and equipment. During the remainder of 1998, the Company expects to make capital expenditures of approximately $2,200,000, principally for manufacturing and tooling equipment and leasehold improvements.

    During the first six months of 1998, the Company's financing activities used $6,161,000 of cash. Pursuant to an authorization which expired on June 12, 1998, the Company repurchased $5,982,000 of its common stock during the first six months of 1998.

    The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1999. The directors reelected at the meeting were: Dr. Walter J. Bornhorst, Dr. Elias P. Gyftopoulos, John T. Keiser, Dr. Leonard Laster, Victor L. Poirier, John W. Wood Jr., and Dr. Nicholas T. Zervas. Each director, except Dr. Bornhorst and Dr. Gyftopoulos, received 34,300,238 shares voted in favor of election and 23,594 shares voted against. Dr. Bornhorst received 34,297,063 shares voted in favor of his election and 26,769 shares voted against. Dr. Gyftopoulos received 34,300,038 shares voted in favor of his election and 23,794 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

     Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1998.

                                         THERMO CARDIOSYSTEMS INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                            Senior Vice President

                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
----------------------------------------------------------------------------
  27        Financial Data Schedule.