Form 10-Q
period 1998-10-03
THERMO CARDIOSYSTEMS INC
filed 1998-11-06
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.10 par value               38,489,090

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $22,643
    and $70,488 under repurchase agreement with
    affiliated party)                                $ 23,326     $ 71,158
  Short-term available-for-sale investments, at
    quoted market value (amortized cost of
    $73,528 and $45,443)                               73,650       45,589
  Accounts receivable, less allowances of $922
    and $833                                           10,869       11,377
  Inventories:
    Raw materials                                       2,698        3,420
    Work in process and finished goods                  9,052       11,099
  Prepaid and refundable income taxes                   3,960        3,962
  Prepaid expenses and other current assets               755          342
                                                     --------     --------

                                                      124,310      146,947
                                                     --------     --------

Property, Plant, and Equipment, at Cost                18,753       17,861
  Less: Accumulated depreciation and amortization      10,926        9,380
                                                     --------     --------

                                                        7,827        8,481
                                                     --------     --------

Long-term Available-for-sale Investments, at
  Quoted Market Value (amortized cost of $38,860
  and $12,655)                                         38,901       12,665
                                                     --------     --------

Prepaid Income Taxes                                    2,749        2,749
                                                     --------     --------

Other Assets                                            2,119        2,366
                                                     --------     --------

                                                     $175,906     $173,208
                                                     ========     ========

                            THERMO CARDIOSYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                   $  2,376     $  2,291
  Accrued payroll and employee benefits                 2,828        2,749
  Accrued warranty expenses                             1,257        1,100
  Accrued income taxes                                  4,122          912
  Accrued interest                                      1,238          406
  Payable for repurchase of Company common stock        4,386            -
  Other accrued expenses                                2,927        2,479
  Due to parent company and affiliated companies          140          308
                                                     --------     --------

                                                       19,274       10,245
                                                     --------     --------

Subordinated Convertible Debentures                    70,000       70,000
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.10 par value, 100,000,000
    shares authorized; 40,521,121 and 40,520,521
    shares issued                                       4,052        4,052
  Capital in excess of par value                       98,258       98,252
  Retained earnings                                    37,692       32,096
  Treasury stock at cost, 1,997,031 and
    1,502,474 shares                                  (53,506)     (41,563)
  Accumulated other comprehensive income (Note 3)         136          126
                                                     --------     --------

                                                       86,632       92,963
                                                     --------     --------

                                                     $175,906     $173,208
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $15,798       $14,727
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                     7,060         6,053
  Selling, general, and administrative expenses        4,686         4,011
  Research and development expenses                    2,708         1,978
                                                     -------       -------

                                                      14,454        12,042
                                                     -------       -------

Operating Income                                       1,344         2,685

Interest Income                                        1,894         1,804
Interest Expense                                        (898)         (898)
                                                     -------       -------

Income Before Provision for Income Taxes               2,340         3,591
Provision for Income Taxes                               902         1,363
                                                     -------       -------

Net Income                                           $ 1,438       $ 2,228
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 2)        $   .04       $   .06
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               38,796        39,026
                                                     =======       =======

  Diluted                                             38,964        39,276
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $48,416       $45,560
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    20,836        20,210
  Selling, general, and administrative expenses       13,826        12,141
  Research and development expenses                    7,728         6,048
                                                     -------       -------

                                                      42,390        38,399
                                                     -------       -------

Operating Income                                       6,026         7,161

Interest Income                                        5,687         4,489
Interest Expense                                      (2,693)       (1,347)
Gain on Sale of Investments, Net                          20             -
                                                     -------       -------

Income Before Provision for Income Taxes               9,040        10,303
Provision for Income Taxes                             3,444         3,978
                                                     -------       -------

Net Income                                           $ 5,596       $ 6,325
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 2)        $   .14       $   .16
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               38,918        39,639
                                                     =======       =======

  Diluted                                             39,134        39,933
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                 -------------------------
                                                  October 3, September 27,
(In thousands)                                          1998          1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $   5,596     $   6,325
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    2,162         1,921
      Provision for losses on accounts
        receivable                                        90            90
      Gain on sale of investments, net                   (20)            -
      Other noncash items                                (69)          (13)
      Changes in current accounts:
        Accounts receivable                              422           769
        Inventories                                    2,774        (2,086)
        Other current assets                            (413)          (48)
        Accounts payable                                  84          (554)
        Other current liabilities                      4,553         2,447
                                                   ---------     ---------

Net cash provided by operating activities             15,179         8,851
                                                   ---------     ---------

Investing Activities:
  Proceeds from sale and maturities of
    available-for-sale investments                   115,549        72,857
  Purchases of available-for-sale investments       (169,820)      (63,430)
  Purchases of property, plant, and equipment         (1,363)       (1,817)
  Other                                                  172            13
                                                   ---------     ---------

Net cash provided by (used in) investing
  activities                                         (55,462)        7,623
                                                   ---------     ---------

Financing Activities:
  Net proceeds from issuance of Company
    common stock                                         518           543
  Payment of withholding taxes related to
    stock option exercises                              (728)         (129)
  Purchases of Company common stock                   (7,341)      (32,765)
  Net proceeds from issuance of subordinated
    convertible debentures                                 -        68,030
  International Technidyne transfer of cash
    from Thermo Electron                                   -           350
                                                   ---------     ---------

Net cash provided by (used in) financing
  activities                                       $  (7,551)    $  36,029
                                                   ---------     ---------

                            THERMO CARDIOSYSTEMS INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                  October 3,  September 27,
(In thousands)                                          1998           1997
---------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $       2      $      44
                                                   ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                        (47,832)        52,547
Cash and Cash Equivalents at Beginning of
  Period                                              71,158          1,157
                                                   ---------      ---------

Cash and Cash Equivalents at End of Period         $  23,326      $  53,704
                                                   =========      =========

Noncash Activities:
  Conversions of convertible debentures            $       -      $   3,755
                                                   =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income                    $ 1,438     $ 2,228      $ 5,596     $ 6,325
                              -------     -------      -------     -------

Weighted Average Shares        38,796      39,026       38,918      39,639
                              -------     -------      -------     -------

Basic Earnings per Share      $   .04     $   .06      $   .14     $   .16
                              =======     =======      =======     =======

Diluted
Net Income                    $ 1,438     $ 2,228      $ 5,596     $ 6,325
                              -------     -------      -------     -------

Weighted Average Shares        38,796      39,026       38,918      39,639
Effect of:
  Convertible debentures            -           -            -           3
  Stock options                   168         250          216         291
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  38,964      39,276       39,134      39,933
                              -------     -------      -------     -------

Diluted Earnings per Share    $   .04     $   .06      $   .14     $   .16
                              =======     =======      =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At October 3, 1998, there were 893,600 such options outstanding, with exercise prices ranging from $22.28 to $48.97 per share. In addition, the computation of diluted earnings per share for all periods presented excludes the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $1,465,000 and $2,310,000, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $5,606,000 and $6,439,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" contained herein.

Overview

    The Company is a leader in the research, development, and manufacture of implantable left ventricular-assist systems (LVAS). Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease.

    In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval is obtained, only the direct and indirect costs, including research and development expenses, of the LVAS can be recovered, which are included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in 1994. In September 1998, the Company announced that the FDA granted approval for commercial sale in the U.S. of the electric LVAS as a bridge to transplant, and as a result the Company has become eligible to earn a profit on the sale of the electric LVAS. In addition, in September 1998, Baxter Healthcare Corporation announced that the FDA had granted approval for commercial sale in the U.S. of its Novacor(R) LVAS as a bridge to transplant.

    The Company's Nimbus Medical Inc. subsidiary, acquired in 1996, has been involved in artificial-heart technology for over 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps, which is the basis for the HeartMate II, the next generation of the Company's LVAS. Because of its smaller size, the HeartMate II may potentially be used to provide cardiac support in small adults and in children. The Company expects to begin clinical trials with the HeartMate II by the end of 1999.

    The Company's International Technidyne Corporation subsidiary is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use, skin-incision devices.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues in the third quarter of 1998 were $15,798,000, compared with $14,727,000 in the third quarter of 1997. The increase in revenues was primarily due to an increase in revenues from the Company's electric LVAS. This increase was offset in part by a slight decrease in revenues from International Technidyne to $9,024,000 in the third quarter of 1998 from $9,089,000 in the third quarter of 1997.

    The gross profit margin decreased to 55% in the third quarter of 1998 from 59% in the third quarter of 1997, primarily due to an increase in revenues from the lower-margin electric LVAS and, to a lesser extent, a decrease in the gross profit margin at International Technidyne. As a result of the FDA's approval of the electric LVAS, the Company has announced a 13% price increase in the electric LVAS product line in the U.S., effective November 1, 1998.

    Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the third quarter of 1998 from 27% in the third quarter of 1997, primarily due to an increase in sales and marketing staff in anticipation of increased electric LVAS sales following the FDA's approval.

     Research and development expenses increased to $2,708,000 in the third quarter of 1998 from $1,978,000 in the third quarter of 1997. This increase was primarily due to expenses associated with a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy, which commenced in December 1997, as well as expenses associated with the development of its HeartMate II system. The Company expects research and development expenses to continue to increase over the life of the trial, estimated at two to three years. There can be no assurance that the Company will complete this study or that it will receive FDA approval of the electric LVAS as an alternative to medical therapy during this time period, or at all.

    Interest income was $1,894,000 and $1,804,000 in the third quarter of 1998 and 1997, respectively. Interest expense was $898,000 in the third quarter of 1998 and 1997.

    The effective tax rates were 39% and 38% in the third quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues in the first nine months of 1998 were $48,416,000, compared with $45,560,000 in the first nine months of 1997. The increase in revenues was primarily due to a $2,126,000 increase in revenues from the Company's air-driven LVAS and, to a lesser extent, an increase in revenues from International Technidyne to $27,409,000 from $26,171,000. These increases were offset in part by a decrease in revenues from Nimbus.

    The gross profit margin increased to 57% in the first nine months of 1998 from 56% in the first nine months of 1997, primarily due to an increase in revenues from the higher-margin air-driven LVAS and, to a lesser extent, an increase in revenues from higher-margin International Technidyne products.

    Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first nine months of 1998 from 27% in the first nine months of 1997, primarily due to the reason discussed in the results of operations for the third quarter.

    Research and development expenses increased to $7,728,000 in the first nine months of 1998 from $6,048,000 in the first nine months of 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Interest income increased to $5,687,000 in the first nine months of 1998 from $4,489,000 in the first nine months of 1997, primarily as a result of higher average invested balances. In May 1997, the Company issued and sold at par $70,000,000 principal amount of 4 3/4% subordinated convertible debentures due 2004, for net proceeds of $68,030,000.

    Interest expense increased to $2,693,000 in the first nine months of 1998 from $1,347,000 in the first nine months of 1997, primarily due to interest expense incurred as a result of the issuance of the 4 3/4% subordinated convertible debentures.

    The effective tax rates were 38% and 39% in the first nine months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $105,036,000 at October 3, 1998, compared with $136,702,000 at January 3, 1998. Cash, cash equivalents, and short- and long-term available-for-sale investments were $135,877,000 at October 3, 1998, compared with $129,412,000 at January 3, 1998. During the first nine months of 1998, $15,179,000 of cash was provided by operating activities. Cash of $4,553,000 was provided by an increase in other current liabilities, primarily due to the timing of tax payments. Cash of $2,774,000 was provided by a decrease in inventories, primarily due to improved inventory management.

    Excluding available-for-sale investments activity, the Company's investing activities primarily consisted of capital additions. During the first nine months of 1998, the Company expended $1,363,000 on purchases of property, plant, and equipment. During the remainder of 1998, the Company expects to make capital expenditures of approximately $1,000,000, principally for manufacturing and tooling equipment and leasehold improvements.

    During the first nine months of 1998, the Company's financing activities used $7,551,000 of cash. Through a series of transactions commencing in June 1997, the Company's Board of Directors authorized the repurchase, through August 14, 1999, of up to $40,000,000 of its own common stock in the open market, or in negotiated transactions. Any repurchases under the Company's authorizations are funded from working capital. Through October 3, 1998, the Company had committed $25,746,000 under these authorizations. Of this amount, $7,341,000 was paid during the first nine months of 1998, and $4,386,000 was payable as of October 3, 1998, in settlement of trades executed prior to that date.

    The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company is in the process of testing and evaluating its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is also currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells will be year 2000 compliant. However, as many of the Company's products are complex, interact with third party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company is developing and will be distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

Forward-looking Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Uncertainty of Regulatory Approval for Biomedical Devices. The Company's biomedical devices, including its left ventricular-assist systems (LVAS), are subject to approval by the U.S. Food and Drug Administration (FDA) before commercial sale of such devices may commence in the U.S. The Company is also subject to regulatory requirements in foreign countries in which the Company markets its devices. The process of obtaining regulatory approvals is lengthy, expensive, and inherently uncertain. Even after FDA and other regulatory approvals have been obtained, such approvals can be suspended or revoked if the Company's products do not continue to satisfy regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, recalls of products, operating restrictions, and criminal prosecutions.

    In October 1994, the Company received FDA approval for the commercial sale of its pneumatic LVAS. In April 1994, the Company received the CE Mark for commercial sale of the pneumatic LVAS in all European Union countries. The Company's HeartPak(TM) portable console received the CE Mark in February 1995 and the HeartPak is currently in Phase I clinical trials in the U.S. In September 1998, the Company's electric LVAS received premarket approval by the FDA for use as a bridge to transplant. The electric LVAS received the CE Mark in August 1995 for use as a bridge to transplant and as an alternative to transplant. The Company's electric LVAS is currently in use in clinical trials in the U.S. testing the safety and efficacy of the device as an alternative to transplant.

    Significant design changes to the Company's LVAS, including use of the portable console for the pneumatic LVAS, must be approved pursuant to a supplement to an approved PMA application. Failure of the Company to obtain FDA approval for the commercial sale of the electric LVAS as an alternative to transplant would have a material adverse effect on the Company's long-term growth prospects. In addition, failure of the Company to obtain approval for the HeartPak portable console would likely require patients supported by the pneumatic LVAS to remain hospitalized. This could materially restrict the market for the pneumatic LVAS.

    Uncertainty of Patient Reimbursement. The cost of implanting a cardiac support system is substantial. In addition, the Company's coagulation testing equipment can cost several thousand dollars per instrument. Without the financial support of the government or third-party insurers, the market for the Company's devices and equipment will be limited. Medicare and Medicaid limit the reimbursement that U.S. hospitals receive for treating certain medical conditions by setting maximum fees that can be charged to their patients. Under these systems, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. Private insurers also have initiated reimbursement systems designed to slow the escalation of healthcare costs. In addition, the federal government is considering, and certain state governments are considering or have adopted, new healthcare policies intended to curb rising costs. Such policies include rationing of government-funded reimbursement for healthcare services and imposing price controls upon providers of medical products and services. These policies could have the effect of limiting the availability of reimbursement for procedures, such as the implantation of an LVAS, that involve prolonged treatment of critically ill patients.

    In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extends Medicare coverage to LVAS devices used as a bridge to heart transplant, which fulfill certain Medicare coverage criteria. This decision, updated in April 1998, has applied to the Company's pneumatic LVAS and is expected to extend to the electric LVAS. Several major non-government insurers have also agreed to offer coverage for LVAS devices. This coverage has been applied to the pneumatic LVAS and is expected to extend to the electric LVAS; however, no assurance can be given that third party payers will cover the electric LVAS immediately because of the device's intended out-patient use. Even though reimbursement has been established by HCFA and by certain non-government insurers for LVAS devices, the Medicare coverage criteria could be amended or revised by HCFA, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including if it is determined that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the LVAS devices will be granted within a reasonable period of time, or at all. The unavailability of third-party reimbursement for procedures involving the Company's systems or for the Company's biomedical devices would have a material adverse effect on the Company's business.

    Uncertainty of Opinion Leader Acceptance and Support. A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of the target patient population. The Company will achieve its business objectives only if its LVAS are recommended for use by such opinion leaders. In addition, acceptance by these physicians of the Company's whole-blood coagulation monitoring systems and Coumadin monitors is also important to the success of the Company's business. The Company has developed working relationships with a number of leading medical centers, and its existing and proposed LVAS and its blood coagulation monitoring systems have been well received by opinion leaders in cardiac surgery and cardiology. Moreover, since the inception of its work on cardiac support systems in 1966, the Company has relied upon surgical teams at medical institutions to perform clinical trials that are necessary for obtaining FDA approvals. A continuing working relationship with those and other institutions will be important to the success of the Company. No assurance can be given that existing relationships and arrangements can be maintained or that new relationships will be established. Furthermore, economic, psychological, ethical, and other concerns may limit acceptance of heart-assist devices in general, and there can be no assurance that markets of sufficient size will develop for the Company's LVAS.

    Technological Change and Competition. The Company is aware of one other company that has received a premarket approval from the FDA for an implantable LVAS that competes with the Company's LVAS. Also, there are many organizations engaged in the development of various types of cardiac support systems, including a total artificial heart. As other organizations realize the commercial potential for LVAS, the Company believes that competition will intensify. Further, the Company has several competitors in the coagulation monitoring instrument market. Although the length of the regulatory approval process for medical equipment and devices such as LVAS is a barrier to entry into these markets, the Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's present competitors or by future entrants into the markets in which the Company competes. Many manufacturers of medical devices have greater research and development, manufacturing, and marketing resources than those of the Company.

    Availability of Components and Raw Materials. The Company relies on a number of custom-designed components and materials supplied by other companies to manufacture its LVAS. The Company is making efforts to minimize the risks associated with sole sources and ensure long-term availability, including qualifying alternative materials and components or developing alternative sources for materials and components supplied by a single source. Although the Company believes that it has adequate supplies of materials and components to meet demand for its products for the foreseeable future, no assurance can be given that the Company will not experience shortages of certain materials or components in the future that could delay shipments of its products. The cost to the Company to evaluate and test alternative materials and components and the time necessary to obtain FDA approval for these materials are inherently difficult to determine because both time and cost are dependent on at least two factors: the similarity of the alternative material or component to the original material or component, and the amount of third-party testing that may have already been completed on alternative materials or components. There can be no assurance that the substitution of alternative materials or components would not cause delays in the Company's LVAS development programs or adversely affect the Company's ability to manufacture and ship LVAS to meet demand.

    Intellectual Property Rights. The Company relies principally upon trade secret protection and, to a lesser extent, patents to protect its proprietary rights with respect to its LVAS and its reagents, however, with respect to its coagulation equipment and skin-incision products, the Company relies principally on patents to protect its proprietary rights. No assurance can be given that the Company will be able to effectively protect its patents and trade secrets, or that competitors will not independently develop equivalent technology or design around the

Company's patents. The Company's competitive position could be adversely affected if the Company is unable to protect adequately its proprietary rights. In addition, there can be no assurance that third parties will not assert claims against the Company that the Company infringes the intellectual property rights of such parties. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such claims, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. or abroad. In the event that a claim relating to intellectual property is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses could be obtained on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture, or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has received correspondence from a third party alleging that the textured surface of the LVAS infringes certain patent rights of such third party. The Company believes that it has meritorious defenses to the claims of the third party. However, no assurance can be given that the Company would be successful if litigation was commenced or that others will not claim that the Company infringes their intellectual property rights.

    Limited Manufacturing and Marketing Experience. Prior to FDA approval of commercial sale of the pneumatic LVAS, the Company's LVAS business was engaged only in research and development. Since that time, the Company has been building its manufacturing, marketing, and sales capabilities. Although the Company has not experienced difficulties in manufacturing its LVAS at volume, cost, and quality levels sufficient to satisfy the increased demand resulting from commercial approval, no assurance can be given that the Company will not encounter difficulties as sales volumes increase or new products and/or components are approved for commercial sale. The Company does not have experience in the large-scale commercialization of LVAS medical devices. Although the Company has added sales and marketing staff and is expanding its distribution capabilities worldwide, no assurance can be given that the Company will be able to market and sell its LVAS products successfully in high volumes.

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

    International Operations and International Sales. In 1997, sales originating outside the U.S. and U.S. export sales accounted for approximately 19% of the Company's total revenues. The Company anticipates that sales outside the U.S. and U.S. export sales will continue to account for a significant percentage of the Company's total revenues. The Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; the protection of intellectual property in foreign countries may be more difficult to enforce; and fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency. There can be no assurance that any of these factors will not have a material effect on the Company's business and results of operations.

    Potential Impact of Year 2000 on Processing of Date-Sensitive Information. While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On September 30, 1998, the Company filed a Current Report on Form 8-K for events occurring on September 29, 1998, pertaining to approval by the U.S. Food and Drug Administration of the Company's electric LVAS for commercial sale as a bridge to transplant.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1998.

                                         THERMO CARDIOSYSTEMS INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                           Senior Vice President

                            THERMO CARDIOSYSTEMS INC.
                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
   27      Financial Data Schedule.