Form 10-K/A
period 1998-01-03
THERMO CARDIOSYSTEMS INC
filed 1999-02-16
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
            ----------------------------------------------------

                AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 3, 1998.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                         Commission file number 1-10114

                            THERMO CARDIOSYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                        04-3027040
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

470 Wildwood Street, P.O. Box 2697
Woburn, Massachusetts                                               01888-2697
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of exchange on which registered
   Common Stock, $.10 par value                American Stock Exchange


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

                                                                     FORM 10-K/A

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c) Exhibits

    13 Annual Report to Shareholders for the year ended January 3, 1998
       (only those portions incorporated herein by reference).

    23 Consent of Arthur Andersen LLP.

                                                                     FORM 10-K/A

                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 1999

                                          THERMO CARDIOSYSTEMS INC.



                                          By: /s/ Paul F. Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer