Form 10-K
period 1999-01-02
THERMO CARDIOSYSTEMS INC
filed 1999-03-12
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-10114

                            THERMO CARDIOSYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                   04-3027040
(State or other jurisdiction of
corporation or organization)        (I.R.S. Employer Identification No.)

470 Wildwood Street, P.O. Box 2697
Woburn, Massachusetts                                           01888-2697
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

             Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
   ---------------------------        -----------------------------------------
   Common Stock, $.10 par value                American Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $131,977,000.

As of January 29, 1999, the Registrant had 38,404,326 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                      PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Cardiosystems Inc. (the Company or the Registrant) develops, manufactures, and markets products in two segments: Left Ventricular-assist Systems (LVAS) and Other Medical Equipment. The LVAS is an implantable heart-assist device that is designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. The Company has developed two systems for patients requiring cardiac support: an implantable pneumatic LVAS that is powered by an external electrically driven air-pump, and an electric LVAS that is driven by an implanted electric motor and powered by a lightweight battery pack worn by the patient.

      In October 1994, the Company announced that the U.S. Food and Drug Administration (FDA) had granted approval for the commercial sale of the air-driven LVAS for use as a bridge to transplant. The electric LVAS was granted the same approval by the FDA in September 1998. With these approvals, the air-driven and electric systems became available for sale to cardiac centers throughout the United States. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the Company's HeartMate LVAS, permitting the sale of both the air-driven and electric versions throughout Canada. Health Canada, through its Medical Devices Bureau, is the federal department responsible for ensuring that the drugs, medical devices, and other therapeutic products available in Canada are safe, effective, and of high quality. The Company's air-driven LVAS received the European Conformity Mark (CE
Mark) required for commercial sale of medical devices in all European Community countries in April 1994, and received the same marking for the electric system in August 1995. In late 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy, and in April 1996, the first patient was implanted with an electric LVAS under this trial. In December 1997, the FDA approved the Company's proposal to broaden the entrance criteria and increase the number of participating sites under this trial. The electric LVAS is being used in Europe as both a bridge to transplant and as an alternative to medical therapy.

      The Company's Nimbus Medical Inc. subsidiary has been involved in artificial heart technology for over 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps. Because of their smaller size, rotary blood pumps may potentially be used to provide cardiac support in small adults and in children.

      The Company's Other Medical Equipment segment consists of International Technidyne Corporation. On May 2, 1997, the Company acquired International Technidyne Corporation from Thermo Electron Corporation in exchange for 3,355,705 shares of the Company's common stock. International Technidyne is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use skin-incision devices.

      The Company was incorporated in Massachusetts in 1988 as a wholly owned subsidiary of Thermedics Inc., a publicly traded subsidiary of Thermo Electron, and is the successor in interest to the assets and business of that company relating to the research and development of implantable heart-assist systems. This business was conducted by Thermedics from its formation in 1983, and prior to that time as a division of Thermo Electron beginning in 1966. As of January 2, 1999, on a pro forma basis, assuming the completion of the transaction discussed below, Thermedics owned 23,113,317 shares of the Company's common stock, representing 60% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets electrochemistry and microweighing products, product on-line quality-assurance systems, instruments to test electronics and semiconductors and a range of power products, and security devices. Thermedics is a 74%-owned subsidiary of Thermo Electron. As of January 2, 1999, on a pro forma basis, assuming the completion of the transaction discussed below, Thermo Electron owned 81,903 shares of the Company's common stock, representing 0.2% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies.

      Thermo Electron or Thermedics may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. On February 5, 1998, Thermedics' Board of Directors voted to acquire from Thermo Electron 3,355,705 shares of the Company's common stock in exchange for 4,880,533 shares of Thermedics common stock. Completion of this transaction is subject to the approval of Thermedics' shareholders. Because Thermo Electron is the majority shareholder and intends to vote its shares in favor of the transaction, the approval is assured. See Notes 4 and 6 to Consolidated Financial Statements in the Company's 1998* Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)   Principal Products and Services

Left Ventricular-assist Systems

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



-------------------
 * References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

      The human heart contains two main pumping chambers: the left and right ventricles. The right ventricle pumps blood into the lungs, where it is oxygenated. The blood then flows into the left ventricle, where it is pumped throughout the body. The Company's LVAS devices support substantially all or part of the pumping function of the left ventricle.

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

      This segment also includes the Company's Nimbus Medical Inc. subsidiary, acquired in 1996. Nimbus was instrumental in developing the basic technology for high-speed rotary blood pumps, which is the basis for the HeartMate II, the next generation of the Company's LVAS. Because of its smaller size, the HeartMate II may potentially be used to provide cardiac support in small adults and in children.

      Air-driven LVAS. In October 1994, the FDA approved the air-driven system as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the Company's air-driven HeartMate LVAS, permitting its sale throughout Canada. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of clinical trials of the HeartPak portable pneumatic driver. The Company is currently evaluating the safety of the system in the hospital, and the Company also plans to evaluate the system in the home environment.

      Electric LVAS. The Company has also developed an electric LVAS that uses the HeartMate blood pump driven by an internal electric motor mounted in the blood pump housing. The system is connected to its external battery pack by wires that exit the body. Since the power source and control elements are worn on a battery belt, the system allows the patient complete mobility. In August 1995, the electric LVAS received the CE Mark, allowing commercial sale of this system in all European Community countries. The electric system is used as a bridge to transplant in the United States, Europe, and other regions, and is also implanted as an alternative to heart transplant in Europe and other regions. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the Company's electric HeartMate LVAS, permitting its sale throughout Canada. In September 1998, the FDA approved the electric system for commercial sale as a bridge to transplant for patients awaiting heart transplantation.

      In December 1995, the FDA approved the protocol for conducting clinical trials of the electric LVAS as an alternative to medical therapy. The trial is expected to compare the results of approved patients using the device to a similar number using drug therapy. In December 1997, the FDA approved the Company's proposal to broaden the entrance criteria and increase the number of participating sites under this trial. The Company estimates that it will complete this trial in two to three years; however, no assurance can be given that the Company will complete this study in this time period or at all, or that it will receive FDA approval after the trial or at all.

Other Medical Equipment

      The Company's Other Medical Equipment segment consists of International Technidyne, which manufactures and supplies whole-blood coagulation testing equipment and related disposables, as well as skin-incision devices.

      Whole-blood coagulation testing equipment. International Technidyne's HEMOCHRON(R) and HEMOCHRON Jr. Signature product lines offer whole-blood coagulation systems for bedside anticoagulation management, coagulation screening, and transfusion management. Each analyzes small blood samples, then processes and quickly displays comprehensive patient hemostasis information. Blood management of this type is essential for cardiopulmonary bypass surgery and angioplasty. HEMOCHRON models are designed for use in a clinical setting at the patient's bedside. They are lightweight, battery-operated, portable, and provide data-management features.

      The ProTime(R) Microcoagulation System is designed to allow testing for patients who take the blood-thinning drug Warfarin (Coumadin). The system consists of a hand-held instrument, a five-channel cuvette, and a finger-incision device. These tests are performed in a doctor's office, clinic, or by the patients themselves.

      Skin-incision devices. International Technidyne manufactures a family of single-use skin-incision devices for drawing blood from adults, children, and infants. Each employs International Technidyne's patented skin-incision technology to provide a standardized surgical incision. International Technidyne's line of Surgicutt(R) products are used to perform bleeding-time tests on adults, children, and newborns. International Technidyne's Tenderlett(R) finger-incision products for blood sampling are available in models suitable for adults, children, and infants and toddlers. Tenderfoot(R) is a heel-incision device that is designed specifically for toddlers, infants, and premature infants. These devices feature a permanently retractable blade to ensure safety for the patient and healthcare worker.

Government Regulation

      The Company's products and its research, development, and manufacturing activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act (the FDC Act), the Public Health Services Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, advertising, and promotion of products such as those offered by the Company. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, and/or criminal prosecution.

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

      The second stage of formal FDA market approval is the PMA application, which is submitted after sufficient data have been compiled under the IDE. The FDA will grant market approval if it finds that the safety and effectiveness of the product has been sufficiently demonstrated, and that the product complies with all applicable performance and manufacturing standards. In addition, any design change to an approved device must be approved by the FDA pursuant to a supplement to the applicable PMA application. The process of submitting and obtaining FDA approval of a PMA application can take several years or more, and is inherently uncertain. No assurance can be given that any of the products under development by the Company currently or in the future, will be approved by the FDA for commercial sale.

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

Third-party Reimbursement

      In November 1995, the U.S. Health Care Finance Administration (HCFA) issued a decision that extended Medicare coverage to the Company's HeartMate air-driven LVAS when used as a bridge to transplant. Subsequently, HCFA broadened its decision to include all FDA-approved ventricular-assist systems used as a bridge to transplant, which extended coverage to the Company's electric LVAS. Part of the U.S. Department of Health and Human Services, HCFA is responsible for establishing coverage and reimbursement policies for Medicare and recommending guidelines for Medicaid. Many third-party payors review HCFA recommendations to establish their own reimbursement policies. In addition, most major nongovernment insurers have already agreed to offer coverage for the air-driven LVAS, and many are revising their coverage policies to include the electric LVAS device.

      HCFA requires that Diagnosis Related Groups (DRGs) be used in determining the amount of reimbursement for particular procedures. HCFA has classified LVAS implantation in a DRG that includes several other cardiac-related procedures. In October 1998, HCFA reclassified LVAS implementation to a slightly higher-paying DRG. Additionally, the HCFA coding committee has established a detailed resource code to be used when an implantable assist device, such as the HeartMate LVAS, is employed. This will facilitate collection of data on medical costs as well as resource information that may be used in establishing a DRG specific to ventricular-assist systems.

      Sales of the Company's devices and systems will depend to a large degree upon the availability of reimbursement for the implantation of the devices. Even though reimbursement has been established by HCFA and by several nongovernment insurers for the Company's LVAS devices, the amount of available reimbursement may change, and reimbursement may be denied by an insurer under certain circumstances, including determination that a procedure was not the most cost-effective treatment method, was experimental, or was used for an unapproved indication. No assurance can be given that additional third-party reimbursement for the HeartMate LVAS will be granted within a reasonable period of time, or at all, and the Company cannot predict what effect the future policies of government entities and insurers will have on the sale of the Company's devices. The unavailability of third-party reimbursement for procedures involving the Company's devices and systems would have a material adverse effect on the Company's business.

      (ii) and (xi) New Products; Research and Development

      The Company's business includes the research and development of new products (See "Principal products and services"). Research and development expenses for the Company were $10,929,000, $8,682,000, and $7,498,000 in 1998,
1997, and 1996, respectively, for internally sponsored research and development programs.

      (iii)Raw Materials

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

      (iv) Patents, Licenses, and Trademarks

      The Company's policy is to protect its intellectual property rights relating to its work on cardiac-support systems including, if appropriate, applying for patents in the United States and foreign countries. Thermedics has granted the Company a royalty-free license to use the Dermaport(R) access device and Tecoflex(R) biomaterial in its LVAS. Although some of these patent rights may provide the Company with a competitive advantage, the Company primarily relies on its know-how and trade secrets developed over 30 years of research, development, and fabrication of cardiac-assist devices. The Company has received correspondence from a third party alleging that the textured surface of the LVAS housing infringes certain patent rights of such third party. In general, an owner of intellectual property can prevent others from using such property without a license and is entitled to damages for unauthorized usage. The Company has investigated the bases of the allegation and, based on the opinion of its counsel and the Company's assessment of the proceedings in the United States Patent and Trademark Office to date, it believes that if it were sued on these bases, it would have meritorious defenses. Given the inherent uncertainties in dispute resolution, however, if the Company were sued and the outcome were unfavorable, the Company's results of operations or financial condition could be materially adversely affected in amounts the Company cannot reasonably estimate. The Company seeks to protect its proprietary information, but there can be no assurance that others will neither develop independently the same or similar information nor obtain access to information that the Company believes is proprietary. Moreover, there can be no assurance that others will not claim that the Company's activities infringe their intellectual property rights.

      In August 1998, the Company obtained an exclusive license to incorporate technology developed by Sulzer Electronics Ltd. into an advanced version of the Company's LVAS, HeartMate III. Sulzer Electronics Ltd., based in Switzerland, is a company within the Sulzer Corporation. HeartMate III is a miniature centrifugal pump featuring a magnetically controlled system that has been developed by Sulzer Electronics' Magnetics Group.

      (v)   Seasonal Influences

      There are no significant seasonal influences on the Company's sales of its products and services.

      (vi)  Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)Dependency on a Single Customer

      Revenues from Allegiance Health Care accounted for 22% of the Company's total revenues in 1998. The loss of this customer would have a material adverse impact on the Company.

      (viii)   Backlog

      The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998      1997
---------------------------------------------------------------------------------------- -------- ---------

Left Ventricular-assist Systems                                                           $1,678   $ 2,340
Other Medical Equipment                                                                      140       216
                                                                                          ------   -------

                                                                                          $1,818   $ 2,556
                                                                                          ======   =======

      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that approximately 65% of the backlog at January 2, 1999, will be shipped or completed during 1999. The decrease in 1998 backlog compared with 1997 is primarily a result of the expiration of several government contracts at Nimbus. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix)  Government Contracts

      Less than 10% of the Company's total revenues in 1998, 1997, and 1996, were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiations or terminations.

      (x)  Competition

Left Ventricular-assist Systems

      The Company is aware of one other company, Baxter Healthcare Corporation, that has received PMA approval from the FDA for an implantable LVAS similar to the Company's. Also, the Company is aware of one other company, Thoratec Laboratories Corporation, that has received commercial approval from the FDA for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In November, this company announced that it had received approval from the FDA for its IDE for a portable power source. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The Company is aware that other cardiac-assist devices are in various stages of development by other companies. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price. Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

Other Medical Equipment

      International Technidyne's principal competitor for the HEMOCHRON coagulation monitoring instruments, used in the operating room and in cardiac catheterization, is the HemoTec division of Medtronic. The Roche Group competes with the ProTime with a blood coagulation monitor that is marketed to clinics and also is used for patient self-testing. There are also several new competitors that have recently entered the blood coagulation monitoring market. ITC's products compete primarily on the basis of reputation, utility, and price.

      The Company's skin-incision devices compete with products offered by a number of companies, including Organon Teknika; Becton, Dickinson and Company; and Owen-Mumford. The Company's skin-incision devices compete primarily on the basis of safety, quality, and reputation.

      (xii)Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)   Number of Employees

      As of January 2, 1999, the Company had a total of 471 employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.


(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive
                                            Officer)
        ---------------------------- ------ -----------------------------------------------------

        R. Michael Kleine             45    Chief Executive Officer (1998)
        Victor L. Poirier             57    President (1988)
        Betty A. Silverstein Russell  49    Senior Vice President (1989)
        Timothy J. Krauskopf          37    Vice President, Regulatory Affairs (1995)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1998)
        Paul F. Kelleher              56    Chief Accounting Officer (1988)

      Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Prior to joining the Company in November 1998, Mr. Kleine was the President and Chief Executive Officer of Sorin Biomedical from 1997 to 1998, a manufacturer and distributor of cardiopulmonary equipment. Prior to his employment at Sorin Biomedical, Mr. Kleine held a number of management positions from 1994 to 1997 at Bird Medical Technologies Inc., a wholly owned subsidiary of Thermo Electron, where he most recently served as President. Prior to his employment at Bird Medical Technologies Inc., he seved as Vice President of Sales, North America from 1993 to 1994 at Baxter International, Bentley Divison. Mr. Poirier devotes substantially all of his time to the affairs of the Company, but also devotes a portion of his time to the affairs of Thermedics. Ms. Silverstein Russell has been a Senior Vice President of the Company since 1989. Mr. Krauskopf was previously Director of Regulatory Affairs of the Company from 1993 to 1995, and prior to that, was Senior Regulatory Affairs Coordinator at USCI division of C.R. Bard, Inc. from 1992 to 1993, and worked in clinical affairs at Carbomedics, Inc. from 1989 to 1992. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has been a Chief Accounting Officer of the Company and Thermo Electron since 1988. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The location and general character of the Company's properties by industry segment as of January 2, 1999, are:

Left Ventricular-assist Systems

      The Company subleases approximately 32,000 square feet of space in Thermedics' corporate headquarters in Woburn, Massachusetts, pursuant to a sublease expiring in 2004. The Company also subleases approximately 12,000 square feet of office and research facilities in Chelmsford, Massachusetts, from Thermedics Detection Inc., a publicly traded, majority-owned subsidiary of Thermedics, under a lease expiring in 1999, with an option to renew for an additional five-year period. In addition, the Company occupies approximately 11,000 square feet of office and research facilities in Rancho Cordova, California, pursuant to a lease expiring in 2002.

Other Medical Equipment

      The Company owns approximately 66,000 square feet and leases approximately 24,000 square feet of office, manufacturing, and research facilities in Edison, New Jersey, under a lease expiring in 2002. In addition, the Company leases approximately 1,000 square feet of office space in the United Kingdom, under a lease expiring in 1999.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)    Financial Statements and Schedules

      (1)The financial statements set forth in the list below are filed as part of this Report.

      (2)The financial statement schedule set forth in the list below is filed as part of this Report.

      (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

      List of Financial Statements and Schedules Referenced in this Item 14

      Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Income
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders'
          Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

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

Date:  March 12, 1999                      THERMO CARDIOSYSTEMS INC.


                                           By: /s/ R. Michael Kleine
                                               R. Michael Kleine
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 12, 1999.

Signature                                 Title


By:  /s/ R. Michael Kleine                Chief Executive Officer and Director
     R. Michael Kleine


By:  /s/ Theo Melas-Kyriazi               Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher                 Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ Walter J. Bornhorst              Director
     Walter J. Bornhorst


By:  /s/ Elias P. Gyftopoulos             Director
     Elias P. Gyftopoulos


By:  /s/ John T. Keiser                   Chairman of the Board and Director
     John T. Keiser


By:  /s/ Leonard Laster                   Director
     Leonard Laster


By:  /s/ Victor L. Poirier                Director
     Victor L. Poirier


By:  /s/ Nicholas T. Zervas               Director
     Nicholas T. Zervas

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Cardiosystems Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Cardiosystems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP



Boston, Massachusetts
February 11, 1999


SCHEDULE II

                                        THERMO CARDIOSYSTEMS INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                                                 Balance at    Provision    Accounts     Balance
                                                             Beginning   Charged to     Written      at End
                                                               of Year      Expense         Off     of Year
--------------------------------------------------------- ------------- ------------ ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999                                       $ 833         $120       $  (2)      $ 951

Year Ended January 3, 1998                                       $ 736         $120       $ (23)      $ 833

Year Ended December 28, 1996                                     $ 571         $165       $   -       $ 736


                                              EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

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

Exhibit
Number         Description of Exhibit

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

  10.8-10.17   Reserved.

  10.18 Equity Incentive Plan of the Registrant (filed as Attachment A to the Proxy Statement dated May 5, 1994, of the Registrant [File No. 1-10114] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1998.)

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

Exhibit
Number         Description of Exhibit

  10.23 Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-10114] and incorporated herein by reference).

  10.24 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 18, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No.
               1-10114] and incorporated herein by reference).

  10.25 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 18, 1997, between Thermedics and the Registrant (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-10114] and incorporated herein by reference).

  13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.

  99           Opinion of Cazenove Incorporated dated May 2, 1997 (filed as
               Exhibit 99 to the Registrant's Current Report on Form 8-K dated May 2, 1997 [File No. 1-10114] and incorporated herein by reference).