Form 10-Q
period 1999-04-03
THERMO CARDIOSYSTEMS INC
filed 1999-05-06
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                           ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                         Outstanding at April 30, 1999
      ----------------------------           -----------------------------
      Common Stock, $.10 par value                       38,394,471



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents (includes $21,078 and $20,717 under                        $ 22,152    $42,026
   repurchase agreement with affiliated company)
 Short-term available-for-sale investments, at quoted market value                      86,242     43,310
   (amortized cost of $86,094 and $43,155)
 Accounts receivable, less allowances of $981 and $951                                  13,043     12,240
 Inventories:
   Raw materials                                                                         2,749      3,010
   Work in process                                                                       6,025      6,139
   Finished goods                                                                        2,479      2,788
 Prepaid income taxes                                                                    2,628      2,629
 Prepaid expenses and other current assets                                                 194        411
                                                                                      --------   --------

                                                                                       135,512    112,553
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 19,279     18,980
 Less:  Accumulated depreciation and amortization                                       12,221     11,650
                                                                                      --------   --------

                                                                                         7,058      7,330
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                        25,866     47,259
 (amortized cost of $25,822 and $47,227)
                                                                                      --------   --------

Prepaid Income Taxes                                                                     3,195      3,195
                                                                                      --------   --------

Other Assets                                                                             1,924      2,026
                                                                                      --------   --------

                                                                                      $173,555   $172,363
                                                                                      ========   ========


                            THERMO CARDIOSYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3,  January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $  3,549    $ 4,356
 Accrued payroll and employee benefits                                                   2,759      3,126
 Accrued warranty expenses                                                               1,263      1,210
 Accrued income taxes                                                                    2,147      1,468
 Other accrued expenses                                                                  3,802      3,154
 Due to parent company and Thermo Electron Corporation                                     492        335
                                                                                      --------   --------

                                                                                        14,012     13,649
                                                                                      --------   --------

Subordinated Convertible Debentures                                                     70,000     70,000
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,052      4,052
   40,522,021 shares issued
 Capital in excess of par value                                                         98,489     98,489
 Retained earnings                                                                      41,689     39,916
 Treasury stock at cost, 2,137,695 and 2,031,795 shares                                (54,817)   (53,892)
 Accumulated other comprehensive items (Note 2)                                            130        149
                                                                                      --------   --------

                                                                                        89,543     88,714
                                                                                      --------   --------

                                                                                      $173,555   $172,363
                                                                                      ========   ========



















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues                                                                              $ 19,461    $16,485
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        8,367      6,909
 Selling, general, and administrative expenses                                           5,462      4,293
 Research and development expenses                                                       3,572      2,573
                                                                                      --------    -------

                                                                                        17,401     13,775
                                                                                      --------    -------

Operating Income                                                                         2,060      2,710

Interest Income                                                                          1,722      1,906
Interest Expense                                                                          (905)      (898)
Gain on Sale of Investments, Net                                                             -         19
                                                                                      --------    -------

Income Before Provision for Income Taxes                                                 2,877      3,737
Provision for Income Taxes                                                               1,104      1,429
                                                                                      --------    -------

Net Income                                                                            $  1,773    $ 2,308
                                                                                      ========    =======

Basic and Diluted Earnings per Share (Note 3)                                         $    .05    $   .06
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,412     39,025
                                                                                      ========    =======

 Diluted                                                                                38,455     39,284
                                                                                      ========    =======


















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net income                                                                           $  1,773    $ 2,308
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           685        688
   Provision for losses on accounts receivable                                              30         30
   Gain on sale of investments, net                                                          -        (19)
   Changes in current accounts:
     Accounts receivable                                                                  (837)       412
     Inventories                                                                           679      1,229
     Other current assets                                                                  218       (118)
     Accounts payable                                                                     (806)       105
     Other current liabilities                                                           1,178      1,853
                                                                                      --------    -------

       Net cash provided by operating activities                                         2,920      6,488
                                                                                      --------    -------

Investing Activities:
 Proceeds from sale and maturities of available-for-sale investments                    67,237     43,456
 Purchases of available-for-sale investments                                           (88,773)   (81,192)
 Purchases of property, plant, and equipment                                              (318)      (515)
 Other                                                                                       6        (19)
                                                                                      --------    -------

       Net cash used in investing activities                                           (21,848)   (38,270)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                          -         38
 Payment of withholding taxes related to stock option exercises                              -       (220)
 Purchases of Company common stock                                                        (925)         -
                                                                                      --------    -------

       Net cash used in financing activities                                              (925)      (182)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               (21)         1
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (19,874)   (31,963)
Cash and Cash Equivalents at Beginning of Period                                        42,026     71,158
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 22,152    $39,195
                                                                                      ========    =======








The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled $1,754,000 and $2,289,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 1,773     $2,308
                                                                                       -------     ------

Weighted Average Shares                                                                 38,412     39,025
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .05     $  .06
                                                                                       =======     ======

Diluted
Net Income                                                                             $ 1,773     $2,308
                                                                                       -------     ------

Weighted Average Shares                                                                 38,412     39,025
Effect of Stock Options                                                                     43        259
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    38,455     39,284
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .05     $  .06
                                                                                       =======     ======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At April 3, 1999, there were 1,389,000 of such options outstanding, with exercise prices ranging from $9.39 to $48.63 per share. In addition, the computation of diluted earnings per share for both periods presented excludes the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues:
 Left Ventricular-assist Systems                                                       $ 9,752     $7,100
 Other Medical Equipment                                                                 9,709      9,385
                                                                                       -------    -------

                                                                                       $19,461    $16,485
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 Left Ventricular-assist Systems                                                       $    14     $  177
 Other Medical Equipment                                                                 2,248      2,702
 Corporate (a)                                                                            (202)      (169)
                                                                                       -------    -------

 Total operating income                                                                  2,060      2,710
 Interest and other income, net                                                            817      1,027
                                                                                       -------    -------

                                                                                       $ 2,877     $3,737
                                                                                       =======    =======

(a) Primarily general and administrative expenses

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

     The Company's businesses operate in two segments:  Left Ventricular-assist
Systems (LVAS) and Other Medical Equipment. The LVAS segment researches, develops, and manufactures two implantable LVAS: a pneumatic, or air- driven, system, and an electric version. Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. This


Overview (continued)

segment includes the Company's Nimbus Medical Inc. subsidiary. Nimbus has been involved in artificial heart technology for over 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for the high-speed rotary blood pump that is the basis for the HeartMate II, the next generation of the Company's LVAS. Because of its smaller size, the HeartMate II may potentially be used to provide cardiac support in small adults and in children.

      The Other Medical Equipment segment consists of International Technidyne
Corporation, a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium-quality, single-use skin-incision devices.

      In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval was obtained, only the direct and indirect costs of the LVAS could be recovered, which were included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in 1994. In September 1998, the FDA granted approval for commercial sale in the U.S. of the electric LVAS as a bridge to transplant. As a result, the Company has become eligible to earn a profit on the sale of that device. Following FDA approval of the electric LVAS, the Company increased the price of the electric
LVAS by approximately 13%, effective November 1998.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Total revenues increased to $19.5 million in the first quarter of 1999 from $16.5 million in the first quarter of 1998. LVAS segment revenues increased to $9.8 million in 1999 from $7.1 million in 1998. These amounts include international revenues of $1.6 million and $1.0 million in 1999 and 1998, respectively. The increase in the LVAS segment revenue was primarily due to an increase in demand for the Company's electric LVAS as a result of FDA approval, which was granted in September 1998, and, to a lesser extent, price increases for the electric LVAS. These increases were offset in part by a decrease in revenues from the Company's air-driven LVAS of $2.8 million and a decrease in revenues at Nimbus due to the expiration of several government research and development contracts. For the foreseeable future, the Company expects that Nimbus will focus on technological research and will no longer earn revenues from government contracts.

      Other Medical Equipment segment revenues increased to $9.7 million in the first quarter of 1999 from $9.4 million in the first quarter of 1998, primarily due to an increase in demand.

      The gross profit margin decreased to 57% in the first quarter of 1999 from 58% in the first quarter of 1998. The gross profit margin for the Other Medical
Equipment segment decreased primarily due to an increase in manufacturing costs and lower selling prices for certain of the Company's products. This decrease was offset in part by an increase in the gross profit margin at the LVAS segment, primarily due to a decrease in lower-margin revenues from government contracts at Nimbus.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first quarter of 1999 from 26% in the first quarter of 1998, primarily due to an increase in sales and marketing staff, principally at the LVAS segment and, to a lesser extent, higher advertising costs in anticipation of increased electric LVAS sales following FDA approval, which was granted in September 1998. The Company plans to continue funding these efforts through 1999, which may adversely affect its operating results. An increase in selling, general, and administrative expenses, together with the decrease in gross profit margin, contributed to lower profitability at the Other Medical
Equipment segment in 1999.


First Quarter 1999 Compared With First Quarter 1998 (continued)

      Research and development expenses increased to $3.6 million in the first quarter of 1999 from $2.6 million in 1998, primarily due to an increase in expenses at the LVAS segment relating to a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of its HeartMate II system. The
Company expects research and development expenses to continue to increase over the life of the clinical trial, estimated at two to three years. There can be no assurance that the Company will complete this study.

      Interest income decreased to $1.7 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998, primarily as a result of a decrease in interest rates in 1999. Interest expense was $0.9 million in both periods.

      The effective tax rate was 38% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $121.5 million at April 3, 1999, compared with $98.9 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $134.3 million at April 3, 1999, compared with $132.6 million at January 2, 1999. During the first quarter of 1999, $2.9 million of cash was provided by operating activities. Cash of $0.7 million was provided by a decrease in inventories, primarily due to an increase in sales and improved inventory management. Cash of $0.4 million was provided by a net increase in other current liabilities and accounts payable, primarily due to the timing of payments. Cash of $0.8 million was used to fund an increase in accounts receivable due to higher revenues.

      During the first quarter of 1999, the Company's primary investing activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $0.3 million. During the remainder of 1999, the Company expects to make capital expenditures of approximately $3.0 million, principally for manufacturing and tooling equipment and leasehold improvements.

      During the first quarter of 1999, the Company's financing activities used
$0.9 million of cash to purchase Company common stock pursuant to authorizations by the Company's Board of Directors. At April 3, 1999, the Company had a remaining authorization to purchase $12.9 million of Company common stock in the open market or negotiated transactions through August 14, 1999. Any such repurchases are funded from working capital.

      The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

     The Company has implemented a compliance program to ensure that its critical information-technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and facilities for year 2000 compliance, has largely been completed. During


Year 2000 (continued)

phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The
Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information-technology systems, and this process was approximately 80% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information-technology systems and critical facilities will be year 2000 compliant by October 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells or for which the Company continues to provide technical support. The
Company believes that substantially all of these material products are year 2000 compliant. The Company has evaluated and identified those products which may not be year 2000 compliant and has focused corrective efforts on products that are still under warranty or early in their expected life and/or are subject to FDA considerations due to safety risks. The Company is offering upgrades where reasonably practicable and where deemed necessary. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by October 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.
The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information-systems group.



Year 2000 (continued)

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1999.

                                             THERMO CARDIOSYSTEMS INC.



                                             /s/ Paul F. Kelleher
                                             ------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             /s/ Theo Melas-Kyriazi
                                             ------------------------
                                             Theo Melas-Kyriazi
                                             Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.