Form 10-Q
period 1999-07-03
THERMO CARDIOSYSTEMS INC
filed 1999-08-05
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                         Outstanding at July 30, 1999
  Common Stock, $.10 par value                    38,492,639


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                         July 3, January 2,
(In thousands)                                                                              1999       1999
------------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $20,717 under repurchase                           $  1,500    $42,026
   agreement with affiliated company in fiscal 1998)
 Advance to affiliate (Note 5)                                                            20,042          -
 Short-term available-for-sale investments, at quoted market value                        65,750     43,310
   (amortized cost of $65,780 and $43,155)
 Accounts receivable, less allowances of $956 and $951                                    13,894     12,240
 Inventories:
   Raw materials                                                                           2,933      3,010
   Work in process                                                                         5,547      6,139
   Finished goods                                                                          3,465      2,788
 Prepaid income taxes                                                                      2,741      2,629
 Prepaid expenses and other current assets                                                   347        411
                                                                                        --------   --------

                                                                                         116,219    112,553
                                                                                        --------   --------

Property, Plant, and Equipment, at Cost                                                   19,947     18,980
 Less:  Accumulated depreciation and amortization                                         12,795     11,650
                                                                                        --------   --------

                                                                                           7,152      7,330
                                                                                        --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                          46,704     47,259
 (amortized cost of $46,798 and $47,227)
                                                                                        --------   --------

Prepaid Income Taxes                                                                       3,195      3,195
                                                                                        --------   --------

Other Assets                                                                               1,822      2,026
                                                                                        --------   --------

                                                                                        $175,092   $172,363
                                                                                        ========   ========




                            THERMO CARDIOSYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                         July 3, January 2,
(In thousands except share amounts)                                                         1999      1999
------------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Accounts payable                                                                       $  4,231    $ 4,356
 Accrued payroll and employee benefits                                                     2,991      3,126
 Accrued warranty expenses                                                                 1,315      1,210
 Accrued income taxes                                                                      1,211      1,468
 Other accrued expenses                                                                    3,434      3,154
 Due to parent company and affiliated companies                                              458        335
                                                                                        --------   --------

                                                                                          13,640     13,649
                                                                                        --------   --------

Subordinated Convertible Debentures                                                       70,000     70,000
                                                                                        --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized; 40,522,021                   4,052      4,052
   shares issued
 Capital in excess of par value                                                           95,958     98,489
 Retained earnings                                                                        43,699     39,916
 Treasury stock at cost, 2,029,382 and 2,031,795 shares                                  (51,569)   (53,892)
 Deferred compensation                                                                      (625)         -
 Accumulated other comprehensive items (Note 2)                                              (63)       149
                                                                                        --------   --------

                                                                                          91,452     88,714
                                                                                        --------   --------

                                                                                        $175,092   $172,363
                                                                                        ========   ========









The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,     July 4,
(In thousands except per share amounts)                                                    1999        1998
------------------------------------------------------------------------------------- ---------- -----------

Revenues                                                                                $20,215     $16,133
                                                                                        -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                         8,516       6,867
 Selling, general, and administrative expenses                                            5,582       4,848
 Research and development expenses                                                        3,680       2,447
                                                                                        -------     -------

                                                                                         17,778      14,162
                                                                                        -------     -------

Operating Income                                                                          2,437       1,971

Interest Income                                                                           1,738       1,887
Interest Expense                                                                           (905)       (897)
Gain on Sale of Investments, Net                                                              -           2
                                                                                        -------     -------

Income Before Provision for Income Taxes                                                  3,270       2,963
Provision for Income Taxes                                                                1,260       1,113
                                                                                        -------     -------

Net Income                                                                              $ 2,010     $ 1,850
                                                                                        =======     =======

Basic and Diluted Earnings per Share (Note 3)                                           $   .05     $   .05
                                                                                        =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                   38,419      38,932
                                                                                        =======     =======

 Diluted                                                                                 38,474      39,154
                                                                                        =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.



                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                        July 3,     July 4,
(In thousands except per share amounts)                                                    1999        1998
------------------------------------------------------------------------------------- ---------- -----------

Revenues                                                                               $ 39,676    $ 32,618
                                                                                       --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                        16,883      13,776
 Selling, general, and administrative expenses                                           11,044       9,140
 Research and development expenses                                                        7,252       5,020
                                                                                       --------    --------

                                                                                         35,179      27,936
                                                                                       --------    --------

Operating Income                                                                          4,497       4,682

Interest Income                                                                           3,460       3,793
Interest Expense                                                                         (1,810)     (1,795)
Gain on Sale of Investments, Net                                                              -          20
                                                                                       --------    --------

Income Before Provision for Income Taxes                                                  6,147       6,700
Provision for Income Taxes                                                                2,364       2,542
                                                                                       --------    --------

Net Income                                                                             $  3,783    $  4,158
                                                                                       ========    ========

Basic and Diluted Earnings per Share (Note 3)                                          $    .10    $    .11
                                                                                       ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                   38,416      38,979
                                                                                       ========    ========

 Diluted                                                                                 38,464      39,219
                                                                                       ========    ========


















The accompanying notes are an integral part of these consolidated financial statements.




                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                        July 3,     July 4,
(In thousands)                                                                             1999        1998
------------------------------------------------------------------------------------- ---------- -----------

Operating Activities:
 Net income                                                                            $  3,783   $   4,158
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          1,379       1,417
   Provision for losses on accounts receivable                                               60          60
   Gain on sale of investments, net                                                           -         (20)
   Other noncash items                                                                        -         (69)
   Changes in current accounts:
     Accounts receivable                                                                 (1,723)      1,688
     Inventories                                                                            (15)      1,755
     Other current assets                                                                    65         (90)
     Accounts payable                                                                      (123)        283
     Other current liabilities                                                              130       1,944
                                                                                       --------   ---------

       Net cash provided by operating activities                                          3,556      11,126
                                                                                       --------   ---------

Investing Activities:
 Advances to affiliate, net (Note 5)                                                    (20,042)          -
 Proceeds from sale and maturities of available-for-sale investments                    105,648      88,464
 Purchases of available-for-sale investments                                           (127,844)   (127,523)
 Purchases of property, plant, and equipment                                             (1,012)     (1,129)
 Other                                                                                       14         171
                                                                                       --------   ---------

       Net cash used in investing activities                                            (43,236)    (40,017)
                                                                                       --------   ---------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         144         436
 Payment of withholding taxes related to stock option exercises                             (52)       (615)
 Purchases of Company common stock                                                         (925)     (5,982)
                                                                                       ---------  ---------

       Net cash used in financing activities                                               (833)     (6,161)
                                                                                       --------   ---------

Exchange Rate Effect on Cash                                                                (13)          2
                                                                                       --------   ---------

Decrease in Cash and Cash Equivalents                                                   (40,526)    (35,050)
Cash and Cash Equivalents at Beginning of Period                                         42,026      71,158
                                                                                       --------   ---------

Cash and Cash Equivalents at End of Period                                             $  1,500   $  36,108
                                                                                       ========   =========






The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled $1,817,000 and $1,852,000, respectively.
During the first six months of 1999 and 1998, the Company's comprehensive income totaled $3,571,000 and $4,141,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $2,010     $ 1,850     $3,783     $ 4,158
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          38,419      38,932     38,416      38,979
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .05     $   .05     $  .10     $   .11
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $2,010     $ 1,850     $3,783     $ 4,158
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          38,419      38,932     38,416      38,979
Effect of Stock Options                                              55         222         48         240
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             38,474      39,154     38,464      39,219
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .05     $   .05     $  .10     $   .11
                                                                 ======     =======     ======     =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At July 3, 1999, there were 1,489,000 of such options outstanding, with exercise prices ranging from $9.39 to $38.78 per share. In addition, the computation of diluted earnings per share for all periods presented excludes the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                 July 3,     July 4,    July 3,     July 4,
(In thousands)                                                      1999        1998       1999        1998
-------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Left Ventricular-assist Systems                                  $10,503    $ 7,133     $20,255    $14,233
 Other Medical Equipment                                            9,712      9,000      19,421     18,385
                                                                  -------    -------     -------    -------

                                                                  $20,215    $16,133     $39,676    $32,618
                                                                  =======    =======     =======    =======

Income Before Provision for Income Taxes:
 Left Ventricular-assist Systems                                  $  490     $   286     $  504     $   463
 Other Medical Equipment                                           2,186       1,903      4,434       4,605
 Corporate (a)                                                      (239)       (218)      (441)       (386)
                                                                  ------     -------     ------     -------

 Total operating income                                            2,437       1,971      4,497       4,682
 Interest and other income, net                                      833         992      1,650       2,018
                                                                  ------     -------     ------     -------

                                                                  $3,270     $ 2,963     $6,147     $ 6,700
                                                                  ======     =======     ======     =======

(a) Primarily general and administrative expenses.

5.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.


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

Overview

      The Company's businesses operate in two segments: Left Ventricular-assist
Systems (LVAS) and Other Medical Equipment. The LVAS segment researches, develops, and manufactures two implantable heart-assist devices: a pneumatic, or air-driven, system, and an electric version. Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. This segment includes the Company's Nimbus Medical Inc. subsidiary.
Nimbus has been involved in artificial heart technology for over 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for the high-speed rotary blood pump that is the basis for the HeartMate II, the next generation of the Company's LVAS. Because of its smaller size, the HeartMate II may potentially be used to provide cardiac support in small adults and in children.

      The Other Medical Equipment segment consists of International Technidyne
Corporation, a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium-quality, single-use skin-incision devices.

      In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval was obtained, only the direct and indirect costs of the LVAS could be recovered, which were included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in 1994. In September 1998, the FDA granted approval for commercial sale in the U.S. of the electric LVAS as a bridge to transplant. As a result, the Company now earns a profit on the sale of that device. Following FDA approval of the electric LVAS, the Company increased the price of the electric LVAS by approximately 13%, effective November 1998.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Total revenues increased to $20.2 million in the second quarter of 1999 from $16.1 million in the second quarter of 1998. LVAS segment revenues increased to $10.5 million in 1999 from $7.1 million in 1998. These amounts include international revenues of $0.8 million and $0.6 million in 1999 and 1998, respectively. The increase in LVAS segment revenues was primarily due to an increase in demand for the Company's electric LVAS as a result of FDA approval, which was granted in September 1998 and, to a lesser extent, price increases for the electric LVAS. These increases were offset in part by a decrease of $2.2 million in revenues from the Company's air-driven LVAS and a decrease in revenues at Nimbus due to the expiration of several government research and development contracts. For the foreseeable future, the Company expects that Nimbus will focus on technological research and will no longer earn revenues from government contracts.


Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      Other Medical Equipment segment revenues increased to $9.7 million in the second quarter of 1999 from $9.0 million in the second quarter of 1998, primarily due to an increase in demand.

      The gross profit margin increased to 58% in the second quarter of 1999 from 57% in the second quarter of 1998. The gross profit margin at the Other
Medical Equipment segment increased primarily due to increased production levels to support higher sales, resulting in higher overhead absorption. To a lesser extent, the gross profit margin increased at the LVAS segment due to a decrease in lower-margin revenues from government contracts at Nimbus.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the second quarter of 1999 from 30% in the second quarter of 1998, primarily due to an increase in revenues, offset in part by an increase in sales and marketing staff, principally at the LVAS segment and, to a lesser extent, higher advertising costs in anticipation of increased electric LVAS sales following FDA approval, which was granted in September 1998. The Company plans to continue funding these efforts through 1999, which may adversely affect its operating results.

      Research and development expenses increased to $3.7 million in the second quarter of 1999 from $2.4 million in the second quarter of 1998, primarily due to an increase in expenses at the LVAS segment relating to a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of its HeartMate II system. The Company expects research and development expenses to continue to increase over the life of the clinical trial, estimated at two to three years. There can be no assurance that the Company will complete this study.

      Interest income decreased to $1.7 million in the second quarter of 1999 from $1.9 million in the second quarter of 1998, primarily due to a decrease in interest rates in 1999. Interest expense was $0.9 million in both periods.

      The effective tax rate was 39% in the second quarter of 1999, compared with 38% in the second quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

First Six Months 1999 Compared With First Six Months 1998

      Total revenues increased to $39.7 million in the first six months of 1999 from $32.6 million in the first six months of 1998. LVAS segment revenues increased to $20.3 million in 1999 from $14.2 million in 1998. These amounts include international revenues of $2.4 million and $1.6 million in 1999 and 1998, respectively. LVAS segment revenues increased due to the reasons discussed in the results of operations for the second quarter. These increases in revenues were offset in part by a decrease of $5.0 million in revenues from the Company's air-driven LVAS and a decrease in revenues at Nimbus due to the expiration of several government research and development contracts.

      Other Medical Equipment segment revenues increased to $19.4 million in the first six months of 1999 from $18.4 million in the first six months of 1998, primarily due to an increase in demand.

      The gross profit margin decreased to 57% in the first six months of 1999 from 58% in the first six months of 1998. The gross profit margin at the Other
Medical Equipment segment decreased primarily due to an increase in manufacturing costs. This decrease was offset in part by an increase in the gross profit margin at the LVAS segment, primarily due to a decrease in lower-margin revenues from government contracts at Nimbus.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 28% in the first six months of 1999 and 1998, although total selling, general, and administrative expenses increased due to the reasons discussed in the results of operations for the second quarter.




First Six Months 1999 Compared With First Six Months 1998 (continued)

      Research and development expenses increased to $7.3 million in the first six months of 1999 from $5.0 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Interest income decreased to $3.5 million in the first six months of 1999 from $3.8 million in the first six months of 1998, primarily due to a decrease in interest rates in 1999. Interest expense was $1.8 million in both periods.

      The effective tax rate was 38% in the first six months of 1999 and 1998.
The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $102.6 million at July 3, 1999, compared with $98.9 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $114.0 million at July 3, 1999, compared with $132.6 million at January 2, 1999. In addition, as of July 3, 1999, the Company had $20.0 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 5), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of 1999, $3.6 million of cash was provided by operating activities. Cash of $1.7 million was used to fund an increase in accounts receivable due to higher revenues.

      During the first six months of 1999, the Company's primary investing activity, excluding advance to affiliate (Note 5) and available-for-sale investments activity, was the purchase of property, plant, and equipment for $1.0 million. The Company expects to make capital expenditures of approximately
$2.0 million, principally for manufacturing and tooling equipment and leasehold improvements, during the remainder of 1999.

      During the first six months of 1999, the Company's financing activities used $0.9 million of cash to purchase Company common stock pursuant to authorizations by the Company's Board of Directors. At July 3, 1999, the Company had a remaining authorization to purchase $12.9 million of Company common stock in the open market or negotiated transactions through August 14, 1999. Any such repurchases are funded from working capital.

      The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

Year 2000

      The following constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information-technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems. The Company's efforts


Year 2000 (continued)

included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical non-information technology systems.
The Company is currently in phase two of its program, during which any material noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information-technology systems, and this process was approximately 90% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information-technology systems and critical non-information technology systems will be year 2000 compliant by the end of October 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by the end of October 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by September 1999.

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



Year 2000 (continued)

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to secure other suppliers or vendors identified as part of its contingency plan.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Stockholders, the stockholders elected seven incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Dr. Walter J. Bornhorst, Dr. Elias P.
Gyftopoulos, Mr. John T. Keiser, Mr. R. Michael Kleine, Dr. Leonard Laster, Mr.
Victor L. Poirier, and Dr. Nicholas T. Zervas. Each director received 37,695,042 shares voted in favor of his election and 112,822 shares voted against. No abstentions or broker "non-votes" were recorded on the election of directors.

      At the Annual Meeting, the stockholders also approved a proposal to amend the Corporation's equity incentive plan to increase the shares available for issuance under the plan by 1,000,000 shares and to modify the limitation on the potential size of awards to any recipient in a year in compliance with Section
162(m) of the Internal Revenue Code, as amended, as follows: 32,837,772 shares were voted in favor of the proposal, 4,910,717 shares were voted against, and 59,375 shares abstained. No broker "non-votes" were recorded on the proposal.



PART II - OTHER INFORMATION (continued)

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1999.

                                                          THERMO CARDIOSYSTEMS INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2           Amended and Restated Directors Stock Option Plan of the Company.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Company.

10.4           Amended and Restated Equity Incentive Plan of the Company.

10.5           Amended and Restated Nonqualified Stock Option Plan of the
               Company.

27             Financial Data Schedule.
