Form 10-Q
period 1999-10-02
THERMO CARDIOSYSTEMS INC
filed 1999-11-05
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                     Outstanding at October 29, 1999
     Common Stock, $.10 par value                 38,467,352



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $20,717 under repurchase                         $    857    $42,026
   agreement with affiliated company in fiscal 1998)
 Advance to affiliate (Note 5)                                                          22,935          -
 Short-term available-for-sale investments, at quoted market value                      79,632     43,310
   (amortized cost of $79,752 and $43,155)
 Accounts receivable, less allowances of $977 and $951                                  13,735     12,240
 Inventories:
   Raw materials                                                                         3,304      3,010
   Work in process                                                                       7,613      6,139
       Finished goods                                                                    2,831      2,788
 Prepaid income taxes                                                                    2,882      2,629
 Prepaid expenses and other current assets                                                 168        411
                                                                                      --------   --------

                                                                                       133,957    112,553
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 20,583     18,980
 Less:  Accumulated depreciation and amortization                                       13,418     11,650
                                                                                      --------   --------

                                                                                         7,165      7,330
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                        33,215     47,259
 (amortized cost of $33,504 and $47,227)
                                                                                      --------   --------

Prepaid Income Taxes                                                                     3,195      3,195
                                                                                      --------   --------

Other Assets                                                                             1,720      2,026
                                                                                      --------   --------

                                                                                      $179,252   $172,363
                                                                                      ========   ========



                            THERMO CARDIOSYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Accounts payable                                                                     $  4,937    $ 4,356
 Accrued payroll and employee benefits                                                   3,273      3,126
 Accrued warranty expenses                                                               1,368      1,210
 Accrued income taxes                                                                        -      1,468
 Accrued interest expense                                                                1,238        406
 Other accrued expenses                                                                  3,509      2,748
 Due to parent company and affiliated companies                                            990        335
                                                                                      --------   --------

                                                                                        15,315     13,649
                                                                                      --------   --------

Subordinated Convertible Debentures                                                     70,000     70,000
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,052      4,052
   40,522,021 shares issued
 Capital in excess of par value                                                         95,958     98,489
 Retained earnings                                                                      46,544     39,916
 Treasury stock at cost, 2,054,669 and 2,031,795 shares                                (51,807)   (53,892)
 Deferred compensation                                                                    (573)         -
 Accumulated other comprehensive items (Note 2)                                           (237)       149
                                                                                      --------   --------

                                                                                        93,937     88,714
                                                                                      --------   --------

                                                                                      $179,252   $172,363
                                                                                      ========   ========


















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $19,738    $15,798
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        8,568      7,060
 Selling, general, and administrative expenses                                           5,517      4,686
 Research and development expenses                                                       3,812      2,708
                                                                                       -------    -------

                                                                                        17,897     14,454
                                                                                       -------    -------

Operating Income                                                                         1,841      1,344

Interest Income                                                                          1,813      1,894
Interest Expense                                                                          (905)      (898)
                                                                                       -------    -------

Income Before Income Taxes                                                               2,749      2,340
Income Tax (Provision) Benefit                                                              96       (902)
                                                                                       -------    -------

Net Income                                                                             $ 2,845    $ 1,438
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .07    $   .04
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,467     38,796
                                                                                       =======    =======

 Diluted                                                                                38,522     38,964
                                                                                       =======    =======



















The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 59,414    $48,416
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       25,451     20,836
 Selling, general, and administrative expenses                                          16,561     13,826
 Research and development expenses                                                      11,064      7,728
                                                                                      --------    -------

                                                                                        53,076     42,390
                                                                                      --------    -------

Operating Income                                                                         6,338      6,026

Interest Income                                                                          5,273      5,687
Interest Expense                                                                        (2,715)    (2,693)
Gain on Sale of Investments, Net                                                             -         20
                                                                                      --------    -------

Income Before Income Taxes                                                               8,896      9,040
Income Tax Provision                                                                     2,268      3,444
                                                                                      --------    -------

Net Income                                                                            $  6,628    $ 5,596
                                                                                      ========    =======

Basic and Diluted Earnings per Share (Note 3)                                         $    .17    $   .14
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,433     38,918
                                                                                      ========    =======

 Diluted                                                                                38,483     39,134
                                                                                      ========    =======


















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                   October 2,  October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                          $   6,628   $  5,596
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       2,140      2,162
     Provision for losses on accounts receivable                                            90         90
     Gain on sale of investments, net                                                        -        (20)
     Other noncash items                                                                    52        (69)
     Changes in current accounts:
       Accounts receivable                                                              (1,588)       422
       Inventories                                                                      (1,812)     2,774
       Other current assets                                                                243       (413)
       Accounts payable                                                                    583         84
       Other current liabilities                                                         1,044      4,553
                                                                                     ---------   --------

        Net cash provided by operating activities                                        7,380     15,179
                                                                                     ---------   --------

Investing Activities:
 Advances to affiliate, net (Note 5)                                                   (22,935)         -
 Proceeds from sale and maturities of available-for-sale investments                   127,433    115,549
 Purchases of available-for-sale investments                                          (150,306)  (169,820)
 Purchases of property, plant, and equipment                                            (1,702)    (1,363)
 Other                                                                                      33        172
                                                                                     ---------   --------

        Net cash used in investing activities                                          (47,477)   (55,462)
                                                                                     ---------   --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        144        518
 Payment of withholding taxes related to stock option exercises                           (290)      (728)
 Purchases of Company common stock                                                        (925)    (7,341)
                                                                                     ---------   --------

        Net cash used in financing activities                                           (1,071)    (7,551)
                                                                                     ---------   --------

Exchange Rate Effect on Cash                                                                (1)         2
                                                                                     ---------   --------

Decrease in Cash and Cash Equivalents                                                  (41,169)   (47,832)
Cash and Cash Equivalents at Beginning of Period                                        42,026     71,158
                                                                                     ---------   --------

Cash and Cash Equivalents at End of Period                                           $     857   $ 23,326
                                                                                     =========   ========





The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $2,671,000 and $1,465,000, respectively.
During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $6,242,000 and $5,606,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $2,845     $ 1,438     $6,628     $ 5,596
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          38,467      38,796     38,433      38,918
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .07     $   .04     $  .17     $   .14
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $2,845     $ 1,438     $6,628     $ 5,596
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          38,467      38,796     38,433      38,918
Effect of Stock Options                                              55         168         50         216
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             38,522      38,964     38,483      39,134
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .07     $   .04     $  .17     $   .14
                                                                 ======     =======     ======     =======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 1,384,000 of such options outstanding, with exercise prices ranging from $9.39 to $38.78 per share. In addition, the computation of diluted earnings per share for all periods presented excludes the effect of assuming the conversion of $70,000,000 principal amount of 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Left Ventricular-assist Systems                                 $9,952     $ 6,774    $30,207     $21,007
 Other Medical Equipment                                          9,786       9,024     29,207      27,409
                                                                 ------     -------     ------     -------

                                                                $19,738     $15,798    $59,414     $48,416
                                                                =======     =======    =======     =======

Income (Loss) Before Income Taxes:
 Left Ventricular-assist Systems                                 $ (217)    $  (486)    $  287     $   (23)
 Other Medical Equipment                                          2,254       2,071      6,688       6,676
 Corporate (a)                                                     (196)       (241)      (637)       (627)
                                                                 ------     -------     ------     -------

 Total operating income                                           1,841       1,344      6,338       6,026
 Interest and other income, net                                     908         996      2,558       3,014
                                                                 ------     -------     ------     -------

                                                                 $2,749     $ 2,340     $8,896     $ 9,040
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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Total revenues increased to $19.7 million in the third quarter of 1999 from $15.8 million in the third quarter of 1998. LVAS segment revenues increased to $10.0 million in 1999 from $6.8 million in 1998. The increase in LVAS segment revenues was primarily due to an increase in demand for the Company's electric
LVAS as a result of FDA approval, which was granted in September 1998 and, to a lesser extent, a 13% price increase for the electric LVAS, effective November
1998. These increases in revenues were offset in part by a decrease of $1.7 million in revenues from the Company's air-driven LVAS and a decrease in revenues at Nimbus due to the expiration of several government research and development contracts. For the foreseeable future, the Company expects that Nimbus will focus on technological research and will no longer earn revenues from government contracts.



Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Other Medical Equipment segment revenues increased to $9.8 million in the third quarter of 1999 from $9.0 million in the third quarter of 1998, primarily due to an increase in demand.

      The gross profit margin increased to 57% in the third quarter of 1999 from 55% in the third quarter of 1998. The gross profit margin at the Other Medical
Equipment segment increased primarily due to increased production levels to support higher sales, resulting in higher overhead absorption. To a lesser extent, the gross profit margin increased at the LVAS segment due to a decrease in lower-margin revenues from government contracts at Nimbus.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the third quarter of 1999 from 30% in the third quarter of 1998, primarily due to an increase in revenues. This decrease was offset in part by an increase in sales and marketing staff, principally at the LVAS segment and, to a lesser extent, higher advertising costs relating to the electric LVAS, which was approved for commercial sale in September 1998. The Company plans to continue funding these efforts through the remainder of 1999, which may adversely affect its operating results.

      Research and development expenses increased to $3.8 million, or 19% of revenues, in the third quarter of 1999 from $2.7 million, or 17% of revenues, in the third quarter of 1998, primarily due to an increase in expenses at the LVAS segment relating to a clinical trial being conducted by the Company to evaluate the electric LVAS as an alternative to medical therapy, as well as expenses associated with the development of its HeartMate II system. The Company expects research and development expenses to continue to increase over the life of the clinical trial, estimated at two to three years. There can be no assurance that the Company will complete this study.

      Interest income decreased to $1.8 million in the third quarter of 1999 from $1.9 million in the third quarter of 1998, primarily due to a decrease in interest rates. Interest expense was $0.9 million in both periods.

      The Company recorded a tax benefit of $0.1 million in the third quarter of 1999 on pretax income of $2.7 million, due to a change in the Company's estimated effective rate for 1999 as a result of a favorable resolution of a Company claim for prior-year research and development tax credits. The effect of the credit decreased the tax provision recorded in the third quarter of 1999 by $1.2 million. The effective tax rate was 39% in the third quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate in 1998 primarily due to the impact of state income taxes.

First Nine Months 1999 Compared With First Nine Months 1998

      Total revenues increased to $59.4 million in the first nine months of 1999 from $48.4 million in the first nine months of 1998. LVAS segment revenues increased to $30.2 million in 1999 from $21.0 million in 1998. LVAS segment revenues increased due to the reasons discussed in the results of operations for the third quarter. These increases in revenues were offset in part by a decrease of $6.6 million in revenues from the Company's air-driven LVAS and a decrease in revenues at Nimbus due to the expiration of several government research and development contracts.

      Other Medical Equipment segment revenues increased to $29.2 million in the first nine months of 1999 from $27.4 million in the first nine months of 1998, primarily due to an increase in demand.

      The gross profit margin remained unchanged at 57% in the first nine months of 1999 and 1998.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the first nine months of 1999 from 29% in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Research and development expenses increased to $11.1 million, or 19% of revenues, in the first nine months of 1999 from $7.7 million, or 16% of revenues, in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Interest income decreased to $5.3 million in the first nine months of 1999 from $5.7 million in the first nine months of 1998, primarily due to a decrease in interest rates. Interest expense was $2.7 million in both periods.

      The effective tax rate was 25% and 38% in the first nine months of 1999 and 1998, respectively. The effective tax rate was below the statutory federal income tax rate in 1999, primarily due to the reason discussed in the results of operations for the third quarter. The effective tax rate exceeded the statutory federal income tax rate in 1998, primarily due to the impact of state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $118.6 million at October 2, 1999, compared with $98.9 million at January 2, 1999. Cash, cash equivalents, and short- and long-term available-for-sale investments were $113.7 million at October 2, 1999, compared with $132.6 million at January 2, 1999. In addition, as of October 2, 1999, the Company had $22.9 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 5), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first nine months of 1999, $7.4 million of cash was provided by operating activities. An increase in other current liabilities provided $1.0 million of cash, primarily due to the timing of interest payments. An increase in inventories used $1.8 million of cash due to higher production levels in response to an increase in demand. Cash of $1.6 million was used to fund an increase in accounts receivable due to higher revenues.

      During the first nine months of 1999, the Company's primary investing activity, excluding advance to affiliate (Note 5) and available-for-sale investments activity, was the purchase of property, plant, and equipment for $1.7 million. The Company expects to make capital expenditures of approximately
$1.0 million, principally for manufacturing and tooling equipment and leasehold improvements, during the remainder of 1999.

      During the first nine months of 1999, the Company's financing activities used $0.9 million of cash to purchase Company common stock pursuant to authorizations by the Company's Board of Directors. The Company's Board of
Directors has authorized the repurchase of up to an additional $25 million of the Company's common stock through October 28, 2000.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information-technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems. The Company's


Year 2000 (continued)

efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical non-information technology systems. In phase two of its program, any material noncompliant systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company has substantially completed upgrading or replacing its material noncompliant information-technology systems.
In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company believes that all of its material information-technology systems and critical non-information technology systems are currently year 2000 compliant.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has received responses from approximately 80% of its significant suppliers and vendors to date. No significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company continues to follow-up with its significant suppliers and vendors that have not responded to the Company's questionnaires.

Contingency Plan

      The Company has substantially completed a contingency plan that allows its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

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

(b)    Reports on Form 8-K

       None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1999.

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