Form 10-K
period 2000-01-01
THERMO CARDIOSYSTEMS INC
filed 2000-03-17
CIK 841939

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                      Commission file number 1-10114

                                        THERMO CARDIOSYSTEMS INC.
                          (Exact name of Registrant as specified in its charter)

Massachusetts                                       04-3027040
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

470 Wildwood Street, P.O. Box 2697
Woburn, Massachusetts                               01888-2697
(Address of principal executive offices)            (Zip Code)

           Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $.10 par value                    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $142,902,000.

As of January 28, 2000, the Registrant had 38,476,461 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, are incorporated by reference into
Part III.

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

      The Company was incorporated in Massachusetts in 1988 as a wholly owned subsidiary of Thermedics Inc., a publicly traded subsidiary of Thermo Electron, and is the successor in interest to the assets and business of that company relating to the research and development of implantable heart-assist systems. This business was conducted by Thermedics from its formation in 1983, and prior to that time as a division of Thermo Electron beginning in 1966. As of January 1, 2000, Thermedics owned 23,113,317 shares of the Company's common stock, representing 60% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets electrochemistry and microweighing products, product on-line quality-assurance systems, instruments to test electronics and semiconductors and a range of power products, and security devices. Thermedics is a 76%-owned subsidiary of Thermo Electron. As of January 1, 2000, Thermo Electron owned 15,976 shares of the Company's common stock, representing less than 1% of such stock outstanding. Thermo Electron and Thermedics may purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During 1999*,
-------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Thermo Electron purchased 25,000 shares of the Company's common stock for $0.2 million. Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On January 31, 2000, Thermo Electron announced that it plans to sell the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)   Principal Products and Services

Left Ventricular-assist Systems

      The Company began its research and development work in cardiac-support systems in 1966. Since that time, the Company and its predecessors have received more than $37.0 million in funding from the U.S. government, principally from the National Heart, Lung, and Blood Institute of the National Institutes of Health (NIH), to support its research. This funding ended in 1992 as the Company moved from development to clinical trials.

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

      Air-driven LVAS. In October 1994, the FDA approved the air-driven system as a bridge to transplant for patients awaiting heart transplantation. This approval allows the Company to sell the air-driven LVAS to any of the nearly 900 cardiac surgery centers in the United States. In April 1994, the Company received the CE Mark for commercial sale of the air-driven LVAS in all European Community countries. In August 1998, the Medical Devices Bureau of Health Canada issued a Notice of Compliance for the Company's air-driven HeartMate LVAS, permitting its sale throughout Canada. In the air-driven LVAS, the HeartMate blood pump is coupled to an external console connected to the body by a tube. The Company has also developed the HeartPak(TM), a lightweight portable console that can be carried over the shoulder. The portable console received the CE Mark for commercial sale in European Community countries in February 1995. In July 1995, the FDA approved the beginning of clinical trials of the HeartPak portable pneumatic driver, and the Company began evaluating the safety of the system in the hospital. In June 1999, the FDA approved the Company's request to begin evaluating the HeartPak in the home environment. With this approval, patients in the trial may be discharged routinely.

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

Other Medical Equipment

      The Company's Other Medical Equipment segment consists of International Technidyne, which manufactures and supplies whole-blood coagulation testing equipment and related disposables, as well as premium-quality, single use, skin-incision devices.

      Whole-blood coagulation testing equipment. International Technidyne's HEMOCHRON(R) and HEMOCHRON Jr. Signature product lines offer whole-blood coagulation systems for bedside anticoagulation management, coagulation screening, and transfusion management. Each analyzes small blood samples, then processes and quickly displays comprehensive patient hemostasis information. Blood management of this type is essential for cardiopulmonary bypass surgery and angioplasty. HEMOCHRON models are designed for use in a clinical setting at the patient's bedside. They are lightweight, battery-operated, portable, and some provide data-management features.

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

      Pursuant to the Medical Device Amendments of 1976 to the FDC Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II, and III), which are subject to varying degrees of regulatory control.

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

      (ii) and (xi) New Products; Research and Development

      The Company's business includes the research and development of new products (See "Principal products and services"). Research and development expenses for the Company were $15,631,000, $10,929,000, and $8,682,000 in 1999,
1998, and 1997, respectively, for internally sponsored research and development programs.

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

      (vii) Dependency on a Single Customer

      Revenues from Allegiance Health Care accounted for 21% and 22% of the Company's total revenues in 1999 and 1998, respectively. The loss of this customer would have a material adverse impact on the Company.

      (viii)Backlog

      The Company's backlog of firm orders at year-end 1999 and 1998 was:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------- --------

Left Ventricular-assist Systems                                                           $  315   $ 1,678
Other Medical Equipment                                                                      253       140
                                                                                          ------   -------

                                                                                          $  568   $ 1,818
                                                                                          ======   =======

      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company expects that all of its backlog at January 1, 2000, will be shipped or completed during 2000. The decrease in the 1999 backlog compared with 1998 is primarily a result of the anticipation of increased LVAS sales following FDA approval, which was granted in September 1998, as well as the expiration of several government contracts at Nimbus. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix)  Government Contracts

      Less than 10% of the Company's total revenues in 1999, 1998, and 1997 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiations or terminations.

      (x)   Competition

Left Ventricular-assist Systems

      The Company is aware of one other company, Baxter Healthcare Corporation, that has received PMA approval from the FDA for an implantable LVAS similar to the Company's. Also, the Company is aware of one other company, Thoratec
Laboratories Corporation, that has received commercial approval from the FDA for its cardiac-assist device. This is an external device, positioned on the outside of the patient's chest, and is intended for short-term use in the hospital environment. In November 1998, this company announced that it had received approval from the


FDA for its IDE for a portable power source. In addition, the Company is aware that a total artificial heart is currently undergoing clinical trials. The
Company is aware that other cardiac-assist devices are in various stages of development by other companies. The requirement of obtaining FDA approval for commercial sale of an LVAS in the United States is a significant barrier to entry into the United States market for these devices. There can be no assurance, however, that FDA regulations will not change in the future, reducing the time and testing required for others to obtain FDA approval for commercial sale. In addition, other research groups and companies, some that have significantly greater resources than those of the Company, are developing cardiac systems using alternative technologies or concepts, one or more of which might prove functionally equivalent to, or more suitable than, the Company's systems. Among products that have been approved for commercial sale, the Company competes primarily on the basis of performance, service capability, and price.
Competition in the market for medical devices is also significantly affected by the reimbursement policies of government and private insurers. Any product for which reimbursement is not available from such third-party payors will be at a significant competitive disadvantage.

Other Medical Equipment

      International Technidyne's principal competitor for the HEMOCHRON coagulation monitoring instruments, used in the operating room and in cardiac catheterization, is the HemoTec division of Medtronic. The Roche Group competes with the ProTime with a blood coagulation monitor that is marketed to clinics and also is used for patient self-testing. There are also several new competitors that have recently entered the blood coagulation monitoring market.
International Technidyne's products compete primarily on the basis of reputation, utility, and price.

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

      (xiii)   Number of Employees

      As of January 1, 2000, the Company had a total of approximately 500 employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                       Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------------- ------ -----------------------------------------------------------

        R. Michael Kleine          46    Chief Executive Officer (1998)
        Victor L. Poirier          58    President (1991) and Chief Technical Officer (1999)
        Timothy J. Krauskopf       38    Vice President, Regulatory Affairs and Quality Assurance (1995)
        Theo Melas-Kyriazi         40    Chief Financial Officer (1998)
        Paul F. Kelleher           57    Chief Accounting Officer (1988)


      Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Prior to joining the Company in November 1998, Mr. Kleine was the President and Chief Executive Officer of Sorin Biomedical from 1997 to 1998, a manufacturer and distributor of cardiopulmonary equipment. Prior to his employment at Sorin Biomedical, Mr. Kleine held a number of management positions from 1994 to 1997 at Bird Medical Technologies Inc., a wholly owned subsidiary of Thermo Electron, where he most recently served as President. Prior to his employment at Bird Medical Technologies Inc., he served as Vice President of Sales, North America from 1993 to 1994 at Baxter International, Bentley
Division. Mr. Poirier has been the President of the Company since 1991 and was appointed Chief Technical Officer in 1999, and devotes substantially all of his time to the affairs of the Company, but also devotes a portion of his time to the affairs of Thermedics. Mr. Krauskopf was previously Director of Regulatory
Affairs of the Company from 1993 to 1995. Mr. Melas-Kyriazi was appointed Chief
Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra
Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In
1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr.
Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has been a Chief Accounting Officer of the Company and Thermo Electron since 1988.
Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are adequate for its present operations and that suitable alternative space is readily available if any leases are not extended. The location and general character of the Company's properties by industry segment as of January 1, 2000, are as follows:

Left Ventricular-assist Systems

      The Company subleases approximately 34,000 square feet of space in Thermedics' corporate headquarters in Woburn, Massachusetts, pursuant to a sublease expiring in 2004. The Company also subleases approximately 12,000 square feet of office and research facilities in Chelmsford, Massachusetts, from Thermedics Detection Inc., a publicly traded, majority-owned subsidiary of Thermedics, under a lease expiring in 2000. In addition, the Company occupies approximately 11,000 square feet of office and research facilities in Rancho
Cordova, California, pursuant to a lease expiring in 2002.

Other Medical Equipment

      The Company owns approximately 66,000 square feet and leases approximately
29,000 square feet of office, manufacturing, and research facilities in Edison, New Jersey, under a lease expiring in 2002. In addition, the Company leases approximately 1,000 square feet of office space in the United Kingdom, under a lease expiring in December 2000.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

Date:  March 17, 2000                              THERMO CARDIOSYSTEMS INC.


                                                   By: /s/ R. Michael Kleine
                                                       R. Michael Kleine
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 2000.

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


By:  /s/ Victor L. Poirier             Director
     Victor L. Poirier


By:  /s/ Nicholas T. Zervas            Director
     Nicholas T. Zervas




                       Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Cardiosystems Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Cardiosystems Inc.'s
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                      Arthur Andersen LLP



Boston, Massachusetts
February 10, 2000


SCHEDULE II

                                        THERMO CARDIOSYSTEMS INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                                                Balance at    Provision    Accounts    Balance
                                                            Beginning   Charged to     Written     at End
                                                              of Year      Expense         Off    of Year
-------------------------------------------------------- ------------- ------------ ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000                                   $    951      $   120      $  (62)     $1,009

Year Ended January 2, 1999                                   $    833      $   120      $   (2)     $  951

Year Ended January 3, 1998                                   $    736      $   120      $  (23)     $  833




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

10.8-10.17     Reserved.

10.18          Incentive Stock Option Plan of the Registrant (filed as Exhibit
               10(f) to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-25144] and incorporated herein by reference).
               (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is
               1,715,625 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, 2-for-1 stock split effected in November 1993, and 3-for-2 stock split effected in May 1996.) In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron and Thermedics for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity
               Incentive Plan.

10.19          Restated Stock Holdings Assistance Plan and Form of Promissory
               Note (filed as Exhibit 10.23 to the Registrant's Annual Report on
               Form 10-K for the year ended January 3, 1998 [File No. 1-10114] and incorporated herein by reference).

10.20          Amended and Restated Master Guarantee Reimbursement and Loan
               Agreement dated as of December 18, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.24 to the Registrant's
               Annual Report on Form 10-K for the year ended January 3, 1998
               [File No. 1-10114] and incorporated herein by reference).

10.21          Amended and Restated Master Guarantee Reimbursement and Loan
               Agreement dated as of December 18, 1997, between Thermedics and the Registrant (filed as Exhibit 10.25 to the Registrant's Annual
               Report on Form 10-K for the year ended January 3, 1998 [File No.
               1-10114] and incorporated herein by reference).

10.22          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-10114] and incorporated herein by reference).





Exhibit
Number         Description of Exhibit

10.23          Amended and Restated Directors Stock Option Plan of the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File
               No. 1-10114] and incorporated herein by reference).

10.24          Amended and Restated Deferred Compensation Plan for Directors of the Company (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-10114] and incorporated herein by reference).

10.25 Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-10114] and incorporated herein by reference).

10.26          Amended and Restated Nonqualified Stock Option Plan of the Company (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended July 3, 1999 [File No. 1-10114] and incorporated herein by reference).

10.27          Transition Agreement dated February 18, 2000, between Michael
               Kleine and Thermo Electron Corporation relating to the proposed sale of the Registrant.

10.28          Transition Agreement dated February 18, 2000, between Victor
               Poirier and Thermo Electron Corporation relating to the proposed sale of the Registrant.

10.29          Retention Agreement dated February 16, 2000, between Timothy
               Krauskopf and Thermo Electron Corporation relating to the Registrant.

10.30 Retention Agreement dated February 16, 2000, between Jay Caplan and Thermo Electron Corporation relating to the Registrant.

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.