Form 10-Q
period 2000-04-01
THERMO CARDIOSYSTEMS INC
filed 2000-05-09
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                     Outstanding at April 28, 2000
 Common Stock, $.10 par value                38,566,165

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  January 1,
(In thousands)                                                                            2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $    704    $    418
 Advance to affiliate                                                                   17,065      13,961
 Short-term available-for-sale investments, at quoted market value                      94,640      82,559
   (amortized cost of $95,039 and $82,767)
 Accounts receivable, less allowances of $949 and $1,009                                13,743      14,368
 Inventories:
   Raw materials                                                                         3,452       3,863
   Work in process                                                                       8,931       7,859
   Finished goods                                                                        3,213       3,223
 Deferred tax asset                                                                      4,155       4,128
 Prepaid expenses and other current assets                                                  14          69
                                                                                      --------    --------

                                                                                       145,917     130,448
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 21,938      21,420
 Less:  Accumulated depreciation and amortization                                       14,690      14,061
                                                                                      --------    --------

                                                                                         7,248       7,359
                                                                                      --------    --------

Long-term Available-for-sale Investments, at Quoted Market Value                        15,563      28,108
 (amortized cost of $15,765 and $28,427)                                              --------    --------

Deferred Tax Asset                                                                       2,611       2,611
                                                                                      --------    --------

Other Assets                                                                             1,342       1,402
                                                                                      --------    --------

                                                                                      $172,681    $169,928
                                                                                      ========    ========



                            THERMO CARDIOSYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  January 1,
(In thousands except share amounts)                                                       2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $  4,949    $  4,235
 Accrued payroll and employee benefits                                                   2,822       3,788
 Accrued warranty expenses                                                               1,277       1,420
 Accrued income taxes                                                                    1,192       1,067
 Other accrued expenses                                                                  4,045       3,754
 Due to parent company and affiliated companies                                          1,152         713
                                                                                      --------    --------

                                                                                        15,437      14,977
                                                                                      --------    --------

Subordinated Convertible Debentures                                                     58,011      58,011
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,063       4,053
   40,625,230 and 40,531,130 shares issued
 Capital in excess of par value                                                         96,514      96,006
 Retained earnings                                                                      51,270      49,500
 Treasury stock at cost, 2,056,149 and 2,054,669 shares                                (51,779)    (51,807)
 Deferred compensation                                                                    (469)       (521)
 Accumulated other comprehensive items (Note 2)                                           (366)       (291)
                                                                                      --------    --------

                                                                                        99,233      96,940
                                                                                      --------    --------

                                                                                      $172,681    $169,928
                                                                                      ========    ========



















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $20,082     $19,461
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                        8,292       8,367
 Selling, general, and administrative expenses                                           5,855       5,462
 Research and development expenses                                                       3,974       3,572
 Restructuring and unusual costs (Note 5)                                                  141           -
                                                                                       -------     -------

                                                                                        18,262      17,401
                                                                                       -------     -------

Operating Income                                                                         1,820       2,060

Interest Income                                                                          1,805       1,722
Interest Expense                                                                          (747)       (905)
                                                                                       -------     -------

Income Before Provision for Income Taxes                                                 2,878       2,877
Provision for Income Taxes                                                               1,108       1,104
                                                                                       -------     -------

Net Income                                                                             $ 1,770     $ 1,773
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .05     $   .05
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,519      38,412
                                                                                       =======     =======

 Diluted                                                                                38,581      38,455
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  1,770    $ 1,773
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         747        685
     Provision for losses on accounts receivable                                             -         30
     Other noncash items                                                                    52          -
     Changes in current accounts:
       Accounts receivable                                                                 623       (837)
       Inventories                                                                        (654)       679
       Other current assets                                                                 54        218
       Accounts payable                                                                    714       (806)
       Other current liabilities                                                          (245)     1,178
                                                                                      --------    -------

        Net cash provided by operating activities                                        3,061      2,920
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net                                                             (3,104)         -
 Proceeds from maturities of available-for-sale investments                             12,652     67,237
 Purchases of available-for-sale investments                                           (12,274)   (88,773)
 Purchases of property, plant, and equipment                                              (556)      (318)
 Other                                                                                      (9)         6
                                                                                      --------    -------

        Net cash used in investing activities                                           (3,291)   (21,848)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        577          -
 Payment of withholding taxes related to stock option exercises                            (31)         -
 Purchases of Company common stock                                                           -       (925)
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                546       (925)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               (30)       (21)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                           286    (19,874)
Cash and Cash Equivalents at Beginning of Period                                           418     42,026
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $    704    $22,152
                                                                                      ========    =======






The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 2000 and 1999, the Company's comprehensive income totaled $1,695,000 and $1,754,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                        Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                                              $1,770     $ 1,773
                                                                                        ------     -------

Weighted Average Shares                                                                 38,519      38,412
                                                                                        ------     -------

Basic Earnings per Share                                                                $  .05     $   .05
                                                                                        ======     =======

Diluted
Net Income                                                                              $1,770     $ 1,773
                                                                                        ------     -------

Weighted Average Shares                                                                 38,519      38,412
Effect of Stock Options                                                                     62          43
                                                                                        ------     -------

Weighted Average Shares, as Adjusted                                                    38,581      38,455
                                                                                        ------     -------

Diluted Earnings per Share                                                              $  .05     $   .05
                                                                                        ======     =======


3.    Earnings per Share (continued)

      Options to purchase 335,000 and 1,389,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2000 and 1999, respectively, because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive. The principal amount of the debentures was $58,011,000 and $70,000,000 during the first quarter of 2000 and 1999, respectively.

4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Left Ventricular-assist Systems                                                        $10,326    $ 9,752
 Other Medical Equipment                                                                  9,756      9,709
                                                                                        -------    -------

                                                                                        $20,082    $19,461
                                                                                        =======    =======
Income Before Provision for Income Taxes:
 Left Ventricular-assist Systems (a)                                                    $    92    $    14
 Other Medical Equipment (b)                                                              1,968      2,248
 Corporate (c)                                                                             (240)      (202)
                                                                                        -------    -------

 Total operating income                                                                   1,820      2,060
 Interest income, net                                                                     1,058        817
                                                                                        -------    -------

                                                                                        $ 2,878    $ 2,877
                                                                                        =======    =======

(a) Includes restructuring and unusual costs of $100,000 in the three-month period ended April 1, 2000.
(b) Includes restructuring and unusual costs of $41,000 in the three-month period ended April 1, 2000.
(c) Primarily general and administrative expenses.

5.    Restructuring and Unusual Costs

      During the first quarter of 2000, the Company recorded restructuring and unusual costs of $141,000 for employee retention costs in connection with Thermo
Electron Corporation's plan to sell the Company (Note 6). The retention costs are being recorded ratably over the period through which the employees must remain employed to qualify for the payment. Of the total costs incurred during the first quarter of 2000, $100,000 were recorded in the Left Ventricular-assist
Systems segment and $41,000 were recorded by the Other Medical Equipment segment. At April 1, 2000, no retention payments had been made. The liability for retention costs is included in other accrued expenses in the accompanying
April 1, 2000, balance sheet.

6.    Proposed Sale of the Company

      On January 31, 2000, Thermo Electron announced that it plans to sell the Company. This action is part of a major reorganization plan under which Thermo
Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.




7.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting. The Company has not completed the analysis to determine the effect that SAB 101 will have on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.

Overview

      The Company's businesses operate in two segments: Left Ventricular-assist
Systems (LVAS) and Other Medical Equipment. The LVAS segment researches, develops, and manufactures two implantable heart-assist devices: a pneumatic, or air-driven, system, and an electric version. Its HeartMate(R) devices are designed to perform substantially all or part of the pumping function of the left ventricle of the natural heart for patients suffering from cardiovascular disease. This segment includes the Company's Nimbus Medical Inc. subsidiary.
Nimbus has been involved in artificial heart technology for over 20 years and has carried out research in two primary fields: ventricular-assist devices and total artificial hearts. Nimbus was instrumental in developing the basic technology for the high-speed rotary blood pump that is the basis for HeartMate
II, the next generation of the Company's LVAS. Because of its smaller size, HeartMate II may potentially be used to provide cardiac support in small adults and in children.

      The Other Medical Equipment segment consists of International Technidyne
Corporation, a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium-quality, single-use, skin-incision devices.

      In general, a profit cannot be earned from the sale of an LVAS in the United States until approval of the device has been received from the U.S. Food and Drug Administration (FDA) for commercial sale. Until such approval was obtained, only the direct and indirect costs of the LVAS could be recovered, which were included in the Company's revenues. With the FDA's approval of the air-driven LVAS, the Company began earning a profit on the sale of such systems in 1994. In September 1998, the FDA granted approval for commercial sale in the U.S. of the electric LVAS as a bridge to transplant. As a result, the Company earns a profit on the sale of that device.

      On January 31, 2000, Thermo Electron Corporation announced that it plans to sell the Company, as part of a major reorganization plan (Note 6).




Results of Operations

First Quarter 2000 Compared With First Quarter 1999

      Total revenues increased to $20.1 million in the first quarter of 2000 from $19.5 million in the first quarter of 1999. LVAS segment revenues increased to $10.3 million in 2000 from $9.8 million in 1999 due to a $0.3 million increase in revenues from the Company's electric LVAS, principally due to an increase in the average sales price as well as higher demand. Revenues in the LVAS segment also increased due to higher sales of the Company's air-driven
LVAS. Revenues from government research and development contracts at Nimbus were $0.2 million in the first quarter of 2000 and $0.1 million in the first quarter of 1999. The Company expects that Nimbus will complete its existing government contracts during the second quarter of 2000 and that Nimbus will focus on technological research, as well as compete for new government contracts, in the foreseeable future.

      Other Medical Equipment segment revenues increased to $9.8 million in the first quarter of 2000 from $9.7 million in the first quarter of 1999, primarily due to a $0.6 million increase in revenues from coagulation systems due to higher demand, offset in part by a decrease in revenues from skin-incision devices due to lower demand.

      The gross profit margin increased to 59% in the first quarter of 2000 from 57% in the first quarter of 1999 due to gross profit margin improvement in the LVAS segment. This improvement was primarily due to an increase in the average sales price for the electric LVAS, as well as manufacturing efficiencies. The gross profit margin for the Other Medical Equipment segment decreased slightly, principally as a result of changes in product mix.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first quarter of 2000 from 28% in the first quarter of 1999. Selling, general, and administrative expenses increased to $5.9 million in 2000 from $5.5 million in 1999, primarily due to an increase in international selling expenses in the LVAS segment. During the remainder of 2000, the Company plans to increase its selling and marketing costs relating to the electric LVAS, which was approved by the FDA for commercial sale in September 1998. Higher selling and marketing costs may adversely affect the Company's operating results.

      Research and development expenses increased to $4.0 million, or 20% of revenues, in the first quarter of 2000 from $3.6 million, or 18% of revenues, in the first quarter of 1999, primarily due to a $0.3 million increase in expenses in the LVAS segment, principally for the development of the HeartMate II and continuing expenses related to a clinical trial that is currently being conducted to evaluate the electric LVAS as an alternative to medical therapy.
The Company expects research and development expenses to continue to increase over the life of the clinical trial, which is estimated to be two to three years. There can be no assurance that the Company will complete this study. To a lesser extent, research and development expenses increased due to increased product development activities in the Other Medical Equipment segment.

      Restructuring and unusual costs of $0.1 million were recorded by the Company, primarily in the LVAS segment, in the first quarter of 2000 for employee retention costs in connection with Thermo Electron's plan to sell the Company (Notes 5 and 6).

      Interest income increased to $1.8 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999, primarily due to an increase in interest rates. Interest expense decreased to $0.7 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999, primarily due to the purchase by the Company of $12.0 million principal amount of its 4 3/4% subordinated convertible debentures in 1999.

      The effective tax rate was 38% in the first quarter of 2000 and 1999. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.



Liquidity and Capital Resources

      Consolidated working capital was $130.5 million at April 1, 2000, compared with $115.5 million at January 1, 2000. Cash, cash equivalents, advance to affiliate, and short- and long-term available-for-sale investments were $128.0 million at April 1, 2000, compared with $125.0 million at January 1, 2000.
During the first quarter of 2000, $3.1 million of cash was provided by operating activities. A decrease in accounts receivable provided $0.6 million of cash, primarily due to the timing of cash receipts. Accounts payable increased $0.7 million principally to fund a $0.7 million increase in inventory in response to increased product demand.

      During the first quarter of 2000, the Company's primary investing activity, excluding advance to affiliate and available-for-sale investments activity, was the purchase of property, plant, and equipment for $0.6 million.
The Company expects to make capital expenditures of approximately $3.5 million during the remainder of 2000, primarily for manufacturing and tooling equipment and leasehold improvements.

      During the first quarter of 2000, the Company sold 60,000 shares of Company common stock for $0.3 million in connection with a warrant previously granted to a third party. At April 1, 2000, the Company had an authorization by its Board of Directors to purchase $15.1 million of Company common stock or subordinated convertible debentures in the open market or negotiated transactions through October 28, 2000. Any such repurchases would be funded from working capital. At April 1, 2000, the Company had outstanding $58.0 million principal amount of 4 3/4% subordinated convertible debentures due 2004. As a result of Thermo Electron's plan to sell the Company (Note 6), these debentures may be required to be repaid prior to the maturity date of 2004, depending upon the terms of the sale.

      The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated as of January 31, 2000, with respect to the proposed sale of the Company.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 2000.

                                   THERMO CARDIOSYSTEMS INC.



                                   /s/ Theo Melas-Kyriazi
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------------
   27          Financial Data Schedule.