Form 10-Q
period 2000-07-01
THERMO CARDIOSYSTEMS INC
filed 2000-08-09
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-10114

                            THERMO CARDIOSYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of                                       04-3027040
incorporation or organization)              (I.R.S. Employer Identification No.)

470 Wildwood Street, P.O. Box 2697
Woburn, Massachusetts                                                 01888-2697
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                     Outstanding at July 28, 2000
      ----------------------------         ----------------------------
      Common Stock, $.10 par value                  38,564,597

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 1, January 1,
(In thousands)                                                                            2000       2000
-----------------------------------------------------------------------------------   -------- ----------

Current Assets:
 Cash and cash equivalents                                                            $    435   $    418
 Advance to affiliate                                                                   23,091     13,961
 Short-term available-for-sale investments, at quoted market value
   (amortized cost of $102,795 and $82,767)                                            102,146     82,559
 Accounts receivable, less allowances of $949 and $1,009                                15,234     14,368
 Inventories:
   Raw materials                                                                         3,617      3,863
   Work in process                                                                       8,610      7,859
   Finished goods                                                                        2,988      3,223
 Deferred tax asset                                                                      4,172      4,128
 Prepaid expenses and other current assets                                                  20         69
                                                                                      --------   --------

                                                                                       160,313    130,448
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 22,587     21,420
 Less:  Accumulated depreciation and amortization                                       15,307     14,061
                                                                                      --------   --------

                                                                                         7,280      7,359
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $28,427)                                                                 -     28,108
                                                                                      --------   --------

Deferred Tax Asset                                                                       2,611      2,611
                                                                                      --------   --------

Other Assets                                                                             1,249      1,402
                                                                                      --------   --------

                                                                                      $171,453   $169,928
                                                                                      ========   ========

                            THERMO CARDIOSYSTEMS INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 1, January 1,
(In thousands except share amounts)                                                       2000       2000
---------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $  3,837   $  4,235
 Accrued payroll and employee benefits                                                   3,461      3,788
 Accrued warranty expenses                                                               1,133      1,420
 Accrued income taxes                                                                      964      1,067
 Other accrued expenses (Note 5)                                                         4,250      3,754
 Due to parent company and affiliated companies                                          1,093        713
                                                                                      --------   --------

                                                                                        14,738     14,977
                                                                                      --------   --------

Subordinated Convertible Debentures (includes $1,500 due to
 Thermo Electron in 2000)                                                               54,838     58,011
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                            4,063      4,053
   40,626,130 and 40,531,130 shares issued
 Capital in excess of par value                                                         96,519     96,006
 Retained earnings                                                                      53,909     49,500
 Treasury stock at cost, 2,061,533 and 2,054,669 shares                                (51,795)   (51,807)
 Deferred compensation                                                                    (417)      (521)
 Accumulated other comprehensive items (Note 2)                                           (402)      (291)
                                                                                      --------   --------

                                                                                       101,877     96,940
                                                                                      --------   --------

                                                                                      $171,453   $169,928
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------     -------    -------

Revenues                                                                               $22,762    $20,215
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        9,532      8,516
 Selling, general, and administrative expenses                                           6,137      5,582
 Research and development expenses                                                       3,676      3,680
 Restructuring and unusual costs (Note 5)                                                  566          -
                                                                                       -------    -------

                                                                                        19,911     17,778
                                                                                       -------    -------

Operating Income                                                                         2,851      2,437

Interest Income                                                                          1,877      1,738
Interest Expense (includes $17 to Thermo Electron in 2000)                                (747)      (905)
                                                                                       -------    -------

Income Before Provision for Income Taxes and Extraordinary Item                          3,981      3,270
Provision for Income Taxes                                                               1,533      1,260
                                                                                       -------    -------

Income Before Extraordinary Item                                                         2,448      2,010
Extraordinary Item, Net of Provision for Income Taxes of $117 (Note 6)                     191          -
                                                                                       -------    -------

Net Income                                                                             $ 2,639    $ 2,010
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .07    $   .05
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,566     38,419
                                                                                       =======    =======

 Diluted                                                                                38,577     38,474
                                                                                       =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       ------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------     -------    -------

Revenues                                                                               $42,844    $39,676
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       17,824     16,883
 Selling, general, and administrative expenses                                          11,992     11,044
 Research and development expenses                                                       7,650      7,252
 Restructuring and unusual costs (Note 5)                                                  707          -
                                                                                       -------    -------

                                                                                        38,173     35,179
                                                                                       -------    -------

Operating Income                                                                         4,671      4,497

Interest Income                                                                          3,682      3,460
Interest Expense (includes $17 to Thermo Electron in 2000)                              (1,494)    (1,810)
                                                                                       -------    -------

Income Before Provision for Income Taxes and Extraordinary Item                          6,859      6,147
Provision for Income Taxes                                                               2,641      2,364
                                                                                       -------    -------

Income Before Extraordinary Item                                                         4,218      3,783
Extraordinary Item, Net of Provision for Income Taxes of $117 (Note 6)                     191          -
                                                                                       -------    -------

Net Income                                                                             $ 4,409    $ 3,783
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .11    $   .10
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  38,542     38,416
                                                                                       =======    =======

 Diluted                                                                                38,579     38,464
                                                                                       =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                     --------------------
                                                                                       July 1,    July 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------   ---------  ---------

Operating Activities:
 Net income                                                                          $   4,409  $   3,783
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       1,443      1,379
     Provision for losses on accounts receivable                                             -         60
     Extraordinary item, net of income taxes (Note 6)                                     (191)         -
     Other noncash items                                                                   104          -
     Changes in current accounts:
       Accounts receivable                                                                (873)    (1,723)
       Inventories                                                                        (275)       (15)
       Other current assets                                                                 47         65
       Accounts payable                                                                   (397)      (123)
       Other current liabilities                                                            75        130
                                                                                     ---------  ---------

         Net cash provided by operating activities                                       4,342      3,556
                                                                                     ---------  ---------

Investing Activities:
 Advances to affiliate, net                                                             (9,130)   (20,042)
 Proceeds from maturities of available-for-sale investments                             36,663    105,648
 Purchases of available-for-sale investments                                           (28,541)  (127,844)
 Purchases of property, plant, and equipment                                            (1,232)    (1,012)
 Other                                                                                     246         14
                                                                                     ---------  ---------

         Net cash used in investing activities                                          (1,994)   (43,236)
                                                                                     ---------  ---------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        582        144
 Payment of withholding taxes related to stock option exercises                            (47)       (52)
 Purchases of Company common stock and subordinated convertible
   debentures (Note 6)                                                                  (2,825)      (925)
                                                                                     ---------  ---------

         Net cash used in financing activities                                          (2,290)      (833)
                                                                                     ---------  ---------

Exchange Rate Effect on Cash                                                               (41)       (13)
                                                                                     ---------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                            17    (40,526)
Cash and Cash Equivalents at Beginning of Period                                           418     42,026
                                                                                     ---------  ---------

Cash and Cash Equivalents at End of Period                                           $     435  $   1,500
                                                                                     =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, the results of operations for the three- and six-month periods ended July 1, 2000, and July 3, 1999, and the cash flows for the six-month periods ended July 1, 2000, and July
3, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 2000 and 1999, the Company's comprehensive income totaled $2,603,000 and $1,817,000, respectively.
During the first six months of 2000 and 1999, the Company's comprehensive income totaled $4,298,000 and $3,571,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                ------------------     -------------------
                                                                July 1,    July 3,     July 1,     July 3,
(In thousands except per share amounts)                            2000       1999        2000        1999
------------------------------------------------------------    -------    -------     -------     -------

Basic
Net Income                                                      $ 2,639    $ 2,010     $ 4,409     $ 3,783
                                                                -------    -------     -------     -------

Weighted Average Shares                                          38,566     38,419      38,542      38,416
                                                                -------    -------     -------     -------

Basic Earnings per Share                                        $   .07    $   .05     $   .11     $   .10
                                                                =======    =======     =======     =======

Diluted
Net Income                                                      $ 2,639    $ 2,010     $ 4,409     $ 3,783
                                                                -------    -------     -------     -------

Weighted Average Shares                                          38,566     38,419      38,542      38,416
Effect of Stock Options                                              11         55          37          48
                                                                -------    -------     -------     -------

Weighted Average Shares, as Adjusted                             38,577     38,474      38,579      38,464
                                                                -------    -------     -------     -------

Diluted Earnings per Share                                      $   .07    $   .05     $   .11     $   .10
                                                                =======    =======     =======     =======




                            THERMO CARDIOSYSTEMS INC.

3.    Earnings per Share (continued)

      Options to purchase 964,000 and 1,489,000 shares of common stock for the second quarter of 2000 and 1999, respectively, and 649,000 and 1,439,000 shares of common stock for the first six months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive. The principal amount of the debentures was $54,838,000 and $70,000,000 at July 1, 2000, and July 3, 1999, respectively.

      During the second quarter of 2000, the Company recorded an extraordinary gain in connection with the repurchase of its 4 3/4% subordinated convertible debentures, which increased basic and diluted earnings per share by $.01 in the second quarter of 2000. The extraordinary gain had no effect on earnings per share in the first six months of 2000.

4.    Business Segment Information

                                                                Three Months Ended      Six Months Ended
                                                                ------------------     -------------------
                                                                July 1,    July 3,     July 1,     July 3,
(In thousands)                                                     2000       1999        2000        1999
------------------------------------------------------------    -------    -------     -------     -------

Revenues:
   Left Ventricular-assist Systems                              $12,768    $10,503     $23,094     $20,255
   Other Medical Equipment                                        9,994      9,712      19,750      19,421
                                                                -------    -------     -------     -------

                                                                $22,762    $20,215     $42,844     $39,676
                                                                =======    =======     =======     =======

Income Before Provision for Income Taxes and
 Extraordinary Item:
   Left Ventricular-assist Systems (a)                          $ 1,485    $   490     $ 1,577     $   504
   Other Medical Equipment (b)                                    1,661      2,186       3,629       4,434
   Corporate (c)                                                   (295)      (239)       (535)      (441)
                                                                -------    -------     -------     -------

   Total operating income                                         2,851      2,437       4,671       4,497
   Interest income, net                                           1,130        833       2,188       1,650
                                                                -------    -------     -------     -------

                                                                $ 3,981    $ 3,270     $ 6,859     $ 6,147
                                                                =======    =======     =======     =======

(a) Includes restructuring and unusual costs of $360,000 and $460,000 in the three- and six-month periods ended July 1, 2000, respectively.
(b) Includes restructuring and unusual costs of $206,000 and $247,000 in the three- and six-month periods ended July 1, 2000, respectively.
(c) Primarily general and administrative expenses.

5.    Restructuring and Unusual Costs

      During the second quarter of 2000, the Company recorded restructuring and unusual costs of $566,000 for employee retention costs in connection with the proposed plan to sell the Company (Note 7). The retention costs are being recorded ratably over the period through which the employees must remain employed to qualify for the payment. Of the total costs incurred during the second quarter of 2000, $360,000 was recorded in the Left Ventricular-assist
Systems segment and $206,000 was recorded in the Other Medical Equipment segment.



                            THERMO CARDIOSYSTEMS INC.

5.    Restructuring and Unusual Costs (continued)

      During the first quarter of 2000, the Company recorded restructuring and unusual costs of $141,000 for employee retention costs. Of the total costs incurred during the first quarter of 2000, $100,000 was recorded in the Left
Ventricular-assist Systems segment and $41,000 was recorded in the Other Medical
Equipment segment. A summary of the changes in the liability for retention costs, which is included in other accrued expenses in the accompanying 2000 balance sheet, follows:

(In thousands)
--------------------------------------------------------------------       -----

Balance at January 1, 2000                                                 $   -
 Costs incurred in 2000                                                      707
 Usage                                                                       (21)
                                                                           -----

Balance at July 1, 2000                                                    $ 686
                                                                           =====

      The Company expects to make the payments for employee retention during the remainder of 2000 and 2001.

6.    Extraordinary Item

      During the second quarter of 2000, the Company purchased $3,173,000 principal amount of its 4 3/4% subordinated convertible debentures for $2,825,000 in cash, resulting in an extraordinary gain of $191,000, net of taxes of $117,000.

7.    Proposed Sale of the Company

      On January 31, 2000, Thermo Electron Corporation and the Company announced that a buyer is being sought for the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting. The Company has not completed the analysis to determine the effect that SAB 101 will have on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

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



                            THERMO CARDIOSYSTEMS INC.

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

      On January 31, 2000, Thermo Electron Corporation and the Company announced that a buyer is being sought for the Company, as part of a major reorganization plan at Thermo Electron (Note 7).

Results of Operations

Second Quarter 2000 Compared With Second Quarter 1999
-----------------------------------------------------

      Total revenues increased to $22.8 million in the second quarter of 2000 from $20.2 million in the second quarter of 1999. LVAS segment revenues increased to $12.8 million in 2000 from $10.5 million in 1999, primarily due to a $2.1 million increase in revenues from the Company's electric LVAS, principally due to higher demand. Revenues from government research and development contracts at Nimbus were $0.2 million in the second quarter of 2000 and 1999. The Company expects that Nimbus will complete its existing government contracts during the third quarter of 2000 and that Nimbus will focus on technological research, as well as compete for new government contracts, in the foreseeable future.

      Other Medical Equipment segment revenues increased to $10.0 million in the second quarter of 2000 from $9.7 million in the second quarter of 1999, primarily due to a $1.0 million increase in revenues from coagulation systems due to higher demand, offset in part by a decrease in revenues from skin-incision devices due to lower demand.

      The gross profit margin was 58% in the second quarter of 2000 and 1999.
The gross profit margin in the LVAS segment increased primarily due to an increase in the average sales price for the electric LVAS. This increase was offset by a decrease in the gross profit margin in the Other Medical Equipment segment, principally as a result of changes in product mix.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the second quarter of 2000 from 28% in the second quarter of 1999, primarily due to increased revenues. Selling, general, and administrative expenses increased to $6.1 million in 2000 from $5.6 million in 1999, primarily due to an increase in selling and marketing expenses in support of higher revenues. During the remainder of 2000, the Company plans to increase its selling and marketing costs relating to the electric LVAS, which was approved by the FDA for commercial sale in September 1998. Higher selling and marketing costs may adversely affect the Company's operating results.



                            THERMO CARDIOSYSTEMS INC.

Second Quarter 2000 Compared With Second Quarter 1999 (continued)
-----------------------------------------------------

      Research and development expenses were $3.7 million in the second quarter of 2000 and 1999. Research and development expenses were 16% and 18% of revenues in 2000 and 1999, respectively. The Company expects research and development expenses to increase over the life of the clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy, which is estimated to be two to three years. There can be no assurance that the Company will complete this study.

      Restructuring and unusual costs of $0.6 million were recorded by the Company, primarily in the LVAS segment, in the second quarter of 2000 for employee retention costs in connection with Thermo Electron's plan to sell the Company (Notes 5 and 7).

      Interest income increased to $1.9 million in the second quarter of 2000 from $1.7 million in the second quarter of 1999, primarily due to an increase in interest rates. Interest expense decreased to $0.7 million in the second quarter of 2000 from $0.9 million in the second quarter of 1999, primarily due to the purchase by the Company of $15.2 million principal amount of its 4 3/4% subordinated convertible debentures in 2000 and 1999 (Note 6).

      The effective tax rate was 39% in the second quarter of 2000 and 1999. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      The Company recorded an extraordinary gain of $0.2 million in the second quarter of 2000 as a result of the purchase by the Company of $3.2 million principal amount of its 4 3/4% subordinated convertible debentures (Note 6).

First Six Months 2000 Compared With First Six Months 1999
---------------------------------------------------------

      Total revenues increased to $42.8 million in the first six months of 2000 from $39.7 million in the first six months of 1999. LVAS segment revenues increased to $23.1 million in 2000 from $20.3 million in 1999, primarily due to a $2.4 million increase in revenues from the Company's electric LVAS, principally due to higher demand. Revenues from government research and development contracts at Nimbus were $0.3 million in the first six months of 2000 and 1999.

      Other Medical Equipment segment revenues increased to $19.8 million in the first six months of 2000 from $19.4 million in the first six months of 1999, primarily due to a $1.3 million increase in revenues from coagulation systems due to higher demand, offset in part by a decrease in revenues from skin-incision devices due to lower demand.

      The gross profit margin increased to 58% in the first six months of 2000 from 57% in the first six months of 1999 due to gross profit margin improvement in the LVAS segment. This improvement was primarily due to an increase in the average sales price for the electric LVAS, as well as manufacturing efficiencies. The gross profit margin for the Other Medical Equipment segment decreased slightly, principally as a result of changes in product mix.

      Selling, general, and administrative expenses as a percentage of revenues were 28% in the first six months of 2000 and 1999. Selling, general, and administrative expenses increased to $12.0 million in 2000 from $11.0 million in 1999, primarily due to an increase in selling and marketing expenses in support of higher revenues.

      Research and development expenses increased to $7.7 million in the first six months of 2000 from $7.3 million in the first six months of 1999, primarily due to a $0.3 million increase in expenses in the LVAS segment, principally for the development of the HeartMate II and continuing expenses related to a clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy. Research and development expenses were 18% of revenues in 2000 and 1999. To a lesser extent, research and development expenses increased due to increased product development activities in the Other Medical Equipment segment.



                            THERMO CARDIOSYSTEMS INC.

First Six Months 2000 Compared With First Six Months 1999 (continued)
---------------------------------------------------------

      Restructuring and unusual costs of $0.7 million were recorded by the Company, for the reason discussed in the results of operations for the second quarter (Notes 5 and 7).

      Interest income increased to $3.7 million in the first six months of 2000 from $3.5 million in the first six months of 1999, primarily due to an increase in interest rates. Interest expense decreased to $1.5 million in the first six months of 2000 from $1.8 million in the first six months of 1999, primarily due to the purchase by the Company of $15.2 million principal amount of its 4 3/4% subordinated convertible debentures in 2000 and 1999 (Note 6).

      The effective tax rate was 39% and 38% in the first six months of 2000 and 1999, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      The Company recorded an extraordinary gain of $0.2 million in the first six months of 2000 as a result of the purchase by the Company of $3.2 million principal amount of its 4 3/4% subordinated convertible debentures (Note 6).

Liquidity and Capital Resources

      Consolidated working capital was $145.6 million at July 1, 2000, compared with $115.5 million at January 1, 2000. Cash, cash equivalents, advance to affiliate, and short- and long-term available-for-sale investments were $125.7 million at July 1, 2000, compared with $125.0 million at January 1, 2000. During the first six months of 2000, $4.3 million of cash was provided by operating activities. An increase in accounts receivable used $0.9 million of cash, primarily due to increased revenues. Cash of $0.4 million was used to fund a decrease in accounts payable, primarily due to the timing of payments.

      During the first six months of 2000, the Company's primary investing activity, excluding advance to affiliate and available-for-sale investments activity, was the purchase of property, plant, and equipment for $1.2 million.
The Company expects to make capital expenditures of approximately $2.8 million during the remainder of 2000, primarily for manufacturing and tooling equipment and leasehold improvements.

      During the first six months of 2000, the Company used $2.8 million of cash to purchase subordinated convertible debentures pursuant to authorizations by the Company's Board of Directors. As of July 1, 2000, the Company had a remaining authorization to purchase $12.3 million of Company common stock or subordinated convertible debentures in the open market or negotiated transactions through October 28, 2000. Any such repurchases would be funded from working capital. In addition, the Company sold 60,000 shares of Company common stock in February
2000 for $0.3 million in connection with the exercise of a warrant previously granted to a third party. As of July 1, 2000, the Company had outstanding $54.8 million principal amount of 4 3/4% subordinated convertible debentures due 2004.
As a result of Thermo Electron's proposed sale of the Company (Note 7), these debentures may be required to be repaid prior to the maturity date of 2004, depending upon the terms of the sale.

      The Company believes that it has adequate resources to meet its financial needs for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end 1999.



                            THERMO CARDIOSYSTEMS INC.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 25, 2000, at the Annual Meeting of Stockholders, the stockholders elected seven incumbent directors to a one-year term expiring in 2001.  The Directors elected at the meeting were:  Dr. Walter
J. Bornhorst, Dr. Elias P. Gyftopoulos, Mr. John T. Keiser, Mr. R. Michael Kleine, Dr. Leonard Laster,
Mr. Victor L. Poirier, and Dr. Nicholas T. Zervas.  Dr. Bornhorst, Dr. Gyftopoulos, Mr. Kleine, Dr.
Laster, and Dr. Zervas each received 35,159,485 shares voted in favor of his election and 89,251 shares voted against.  Mr. Keiser and Mr. Poirier each received 35,146,690 shares voted in favor of his election and 102,046 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.





                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2000.

                                   THERMO CARDIOSYSTEMS INC.



                                   /s/ Theo Melas-Kyriazi
                                   --------------------------------------------
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  27           Financial Data Schedule.