Form 10-Q
period 2000-09-30
THERMO CARDIOSYSTEMS INC
filed 2000-11-09
CIK 841939

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at October 27, 2000
     ----------------------------           -------------------------------
     Common Stock, $.10 par value                     38,562,477

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            THERMO CARDIOSYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                September 30,  January 1,
(In thousands)                                                                           2000        2000
------------------------------------------------------------------------------- -------------  ----------

Current Assets:
 Cash and cash equivalents (Note 9)                                                  $ 10,724    $    418
 Advance to affiliate (Note 9)                                                              -      13,961
 Short-term available-for-sale investments, at quoted market value
   (amortized cost of $118,711 and $82,767)                                           118,457      82,559
 Accounts receivable, less allowances of $926 and $1,009                               13,586      14,368
 Inventories:
   Raw materials                                                                        3,685       3,863
   Work in process                                                                      9,876       7,859
   Finished goods                                                                       2,902       3,223
 Deferred tax asset                                                                     4,030       4,128
 Prepaid expenses and other current assets                                                 33          69
                                                                                     --------    --------

                                                                                      163,293     130,448
                                                                                     --------    --------

Property, Plant, and Equipment, at Cost                                                23,121      21,420
 Less:  Accumulated depreciation and amortization                                      16,057      14,061
                                                                                     --------    --------

                                                                                        7,064       7,359
                                                                                     --------    --------

Long-term Available-for-sale Investments, at Quoted Market Value
 (amortized cost of $28,427)                                                                -      28,108
                                                                                     --------    --------

Deferred Tax Asset                                                                      2,611       2,611
                                                                                     --------    --------

Other Assets                                                                            1,211       1,402
                                                                                     --------    --------

                                                                                     $174,179    $169,928
                                                                                     ========    ========


                            THERMO CARDIOSYSTEMS INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                September 30,  January 1,
(In thousands except share amounts)                                                      2000        2000
------------------------------------------------------------------------------  -------------  ----------

Current Liabilities:
 Accounts payable                                                                    $  3,876    $  4,235
 Accrued payroll and employee benefits                                                  3,791       3,788
 Accrued warranty expenses                                                              1,035       1,420
 Accrued income taxes                                                                   1,168       1,067
 Accrued retention costs (Note 5)                                                       1,030           -
 Accrued interest                                                                         990         350
 Other accrued expenses                                                                 2,844       3,404
 Due to parent company and affiliated companies                                           939         713
                                                                                     --------    --------

                                                                                       15,673      14,977
                                                                                     --------    --------

Subordinated Convertible Debentures (in 2000 includes $1,500 due
 to Thermo Electron; Note 6)                                                           54,838      58,011
                                                                                     --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 100,000,000 shares authorized;                           4,063       4,053
   40,626,130 and 40,531,130 shares issued
 Capital in excess of par value                                                        96,511      96,006
 Retained earnings                                                                     55,403      49,500
 Treasury stock at cost, 2,063,653 and 2,054,669 shares                               (51,869)    (51,807)
 Deferred compensation                                                                   (293)       (521)
 Accumulated other comprehensive items (Note 2)                                          (147)       (291)
                                                                                     --------    --------

                                                                                      103,668      96,940
                                                                                     --------    --------

                                                                                     $174,179    $169,928
                                                                                     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands except per share amounts)                                                  2000        1999
------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                              $19,391     $19,738
                                                                                      -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       8,299       8,568
 Selling, general, and administrative expenses                                          5,609       5,517
 Research and development expenses                                                      3,902       3,812
 Restructuring and unusual costs (Note 5)                                                 387           -
                                                                                      -------     -------

                                                                                       18,197      17,897

Operating Income                                                                        1,194       1,841

Interest Income                                                                         1,945       1,813
Interest Expense (includes $18 to Thermo Electron in 2000)                               (707)       (905)
Other Expense                                                                              (6)          -
                                                                                      -------     -------

Income Before Income Taxes and Extraordinary Item                                       2,426       2,749
Income Tax (Provision) Benefit                                                           (932)         96
                                                                                      -------     -------

Net Income                                                                            $ 1,494     $ 2,845
                                                                                      =======     =======

Basic and Diluted Earnings per Share (Note 3)                                         $   .04     $   .07
                                                                                      =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                 38,562      38,467
                                                                                      =======     =======

 Diluted                                                                               38,563      38,522
                                                                                      =======     =======


The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands except per share amounts)                                                  2000        1999
------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                              $62,235     $59,414
                                                                                      -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                      26,123      25,451
 Selling, general, and administrative expenses                                         17,601      16,561
 Research and development expenses                                                     11,552      11,064
 Restructuring and unusual costs (Note 5)                                               1,094           -
                                                                                      -------     -------

                                                                                       56,370      53,076
                                                                                      -------     -------

Operating Income                                                                        5,865       6,338

Interest Income                                                                         5,627       5,273
Interest Expense (includes $35 to Thermo Electron in 2000)                             (2,201)     (2,715)
Other Expense                                                                              (6)          -
                                                                                      -------     -------

Income Before Provision for Income Taxes and Extraordinary Item                         9,285       8,896
Provision for Income Taxes                                                              3,573       2,268
                                                                                      -------     -------

Income Before Extraordinary Item                                                        5,712       6,628
Extraordinary Item, Net of Provision for Income Taxes of $117 (Note 6)                    191           -
                                                                                      -------     -------

Net Income                                                                            $ 5,903     $ 6,628
                                                                                      =======     =======

Basic and Diluted Earnings per Share (Note 3)                                         $   .15     $   .17
                                                                                      =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                 38,549      38,433
                                                                                      =======     =======

 Diluted                                                                               38,573      38,483
                                                                                      =======     =======


The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                -------------------------
                                                                                September 30,  October 2,
(In thousands)                                                                           2000        1999
------------------------------------------------------------------------------  -------------  ----------

Operating Activities:
 Net income                                                                         $   5,903   $   6,628
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      2,150       2,140
     Provision for losses on accounts receivable                                            -          90
     Extraordinary item, net of income taxes (Note 6)                                    (191)          -
     Other noncash items                                                                  225          52
     Changes in current accounts:
       Accounts receivable                                                                771      (1,588)
       Inventories                                                                     (1,526)     (1,812)
       Other current assets                                                                34         243
       Accounts payable                                                                  (358)        583
       Other current liabilities                                                          980       1,044
                                                                                    ---------   ---------

         Net cash provided by operating activities                                      7,988       7,380
                                                                                    ---------   ---------

Investing Activities:
 Advances to affiliate, net                                                            13,961     (22,935)
 Proceeds from maturities of available-for-sale investments                            70,674     127,433
 Proceeds from sale of available-for-sale investments                                     287           -
 Purchases of available-for-sale investments                                          (78,753)   (150,306)
 Purchases of property, plant, and equipment                                           (1,724)     (1,702)
 Other                                                                                    284          33
                                                                                    ---------   ---------

         Net cash provided by (used in) investing activities                            4,729     (47,477)
                                                                                    ---------   ---------

Financing Activities:
 Net proceeds from issuance of Company common stock                                       500         144
 Payment of withholding taxes related to stock option exercises                           (47)       (290)
 Purchases of Company common stock and subordinated convertible
   debentures (Note 6)                                                                 (2,825)       (925)
                                                                                    ---------   ---------

         Net cash used in financing activities                                         (2,372)     (1,071)
                                                                                    ---------   ---------

Exchange Rate Effect on Cash                                                              (39)         (1)
                                                                                    ---------   ---------

Increase (Decrease) in Cash and Cash Equivalents                                       10,306     (41,169)
Cash and Cash Equivalents at Beginning of Period                                          418      42,026
                                                                                    ---------   ---------

Cash and Cash Equivalents at End of Period                                          $  10,724   $     857
                                                                                    =========   =========


The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO CARDIOSYSTEMS INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Cardiosystems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000, and October 2, 1999, and the cash flows for the nine-month periods ended September
30, 2000, and October 2, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 2000 and 1999, the Company's comprehensive income totaled $1,749,000 and $2,671,000, respectively.
During the first nine months of 2000 and 1999, the Company's comprehensive income totaled $6,047,000 and $6,242,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                    Three Months Ended            Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands except per share amounts)                 2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Basic
Net Income                                           $ 1,494        $ 2,845        $ 5,903        $ 6,628
                                                     -------        -------        -------        -------

Weighted Average Shares                               38,562         38,467         38,549         38,433
                                                     -------        -------        -------        -------

Basic Earnings per Share                             $   .04        $   .07        $   .15        $   .17
                                                     =======        =======        =======        =======

Diluted
Net Income                                           $ 1,494        $ 2,845        $ 5,903        $ 6,628
                                                     -------        -------        -------        -------

Weighted Average Shares                               38,562         38,467         38,549         38,433
Effect of Stock Options                                    1             55             24             50
                                                     -------        -------        -------        -------

Weighted Average Shares, as Adjusted                  38,563         38,522         38,573         38,483
                                                     -------        -------        -------        -------

Diluted Earnings per Share                           $   .04        $   .07        $   .15        $   .17
                                                     =======        =======        =======        =======




                            THERMO CARDIOSYSTEMS INC.

3.    Earnings per Share (continued)

      Options to purchase 1,223,000 and 1,384,000 shares of common stock for the third quarter of 2000 and 1999, respectively, and 841,000 and 1,421,000 shares of common stock for the first nine months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's 4 3/4% subordinated convertible debentures, convertible at $31.415 per share, because the effect would be antidilutive. The principal amount of the debentures was $54,838,000 and $70,000,000 at September 30, 2000, and October 2, 1999,
respectively.

      During the second quarter of 2000, the Company recorded an extraordinary gain in connection with the repurchase of its 4 3/4% subordinated convertible debentures. The extraordinary gain had no effect on reported earnings per share in the first nine months of 2000.

4.    Business Segment Information

                                                     Three Months Ended           Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands)                                          2000           1999           2000           1999
---------------------------------------------- -------------- -------------- -------------- -------------

Revenues:
   Left Ventricular-Assist Systems                   $ 9,114        $ 9,952        $32,208        $30,207
   Other Medical Equipment                            10,277          9,786         30,027         29,207
                                                     -------        -------        -------        -------

                                                     $19,391        $19,738        $62,235        $59,414
                                                     =======        =======        =======        =======

Income Before Provision for Income
 Taxes and Extraordinary Item:
   Left Ventricular-assist Systems (a)               $  (678)       $  (217)       $   899        $   287
   Other Medical Equipment (b)                         2,066          2,254          5,695          6,688
   Corporate (c)                                        (194)          (196)          (729)          (637)
                                                     -------        -------        -------        -------

   Total operating income                              1,194          1,841          5,865          6,338
   Interest income, net                                1,232            908          3,420          2,558
                                                     -------        -------        -------        -------

                                                     $ 2,426        $ 2,749        $ 9,285        $ 8,896
                                                     =======        =======        =======        =======

(a) Includes restructuring and unusual costs of $186,000 and $646,000 in the three- and nine-month periods ended September 30, 2000, respectively.
(b) Includes restructuring and unusual costs of $201,000 and $448,000 in the three- and nine-month periods ended September 30, 2000, respectively.
(c) Primarily general and administrative expenses.



                            THERMO CARDIOSYSTEMS INC.

5.    Restructuring and Unusual Costs

      During the third quarter of 2000, the Company recorded restructuring and unusual costs of $387,000 for employee retention costs in connection with the proposed plan to sell the Company (Note 7). The retention costs are being recorded ratably over the period through which the employees must remain employed to qualify for the payment. Of the total costs incurred during the third quarter of 2000, $186,000 was recorded in the Left Ventricular-Assist
Systems segment and $201,000 was recorded in the Other Medical Equipment segment.

      During the second quarter of 2000, the Company recorded restructuring and unusual costs of $566,000 for employee retention costs. Of the total costs incurred during the second quarter of 2000, $360,000 was recorded in the Left
Ventricular-Assist Systems segment and $206,000 was recorded in the Other
Medical Equipment segment.

      During the first quarter of 2000, the Company recorded restructuring and unusual costs of $141,000 for employee retention costs. Of the total costs incurred during the first quarter of 2000, $100,000 was recorded in the Left Ventricular-Assist Systems segment and $41,000 was recorded in the Other Medical Equipment segment. A summary of the changes in the liability for retention costs follows:

(In thousands)
---------------------------------------------------------------------------------------------- ----------

Balance at January 1, 2000                                                                         $    -
 Costs incurred in 2000                                                                             1,094
 Usage                                                                                                (64)
                                                                                                   ------

Balance at September 30, 2000                                                                      $1,030
                                                                                                   ======

      The Company expects to make the payments for employee retention during the remainder of 2000 and 2001.

6.    Extraordinary Item

      During the second quarter of 2000, the Company purchased $3,173,000 principal amount of its 4 3/4% subordinated convertible debentures for $2,825,000 in cash, resulting in an extraordinary gain of $191,000, net of taxes of $117,000.

7.    Proposed Merger

      On October 3, 2000, the Company entered into a merger agreement with Thoratec Laboratories Corporation. Under the terms of the agreement, shareholders would receive 0.835 shares of Thoratec common stock for each share of Company common stock. The Company expects that the transaction will be treated as a tax-free exchange. The transaction is subject to approval by the shareholders of the Company and Thoratec, regulatory approval, and other customary conditions, and is expected to close during the first quarter of 2001.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for recording shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 may require that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting. The Company does not expect SAB 101 to have a material impact on its financial statements.



                            THERMO CARDIOSYSTEMS INC.

9.    Advance to Affiliate

      Effective August 2000, the Company no longer participates in a domestic cash management arrangement with Thermo Electron Corporation. Amounts previously invested in this arrangement are included in cash and cash equivalents and available-for-sale investments in the September 30, 2000, balance sheet. Amounts invested in cash equivalents primarily include investments in commercial paper and U.S. government-agency and U.S. Treasury securities.

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

      On October 3, 2000, the Company entered into a merger agreement with Thoratec Laboratories Corporation under which the Company's shareholders would receive 0.835 shares of Thoratec common stock for each share of Company common stock. The transaction is expected to close during the first quarter of 2001 if the necessary approvals are received and conditions met (Note 7).



                            THERMO CARDIOSYSTEMS INC.

Results of Operations

Third Quarter 2000 Compared With Third Quarter 1999
---------------------------------------------------

      Total revenues decreased to $19.4 million in the third quarter of 2000 from $19.7 million in the third quarter of 1999. LVAS segment revenues decreased to $9.1 million in 2000 from $10.0 million in 1999, primarily due to a decrease in revenues from the Company's electric LVAS. The Company believes that the decrease in sales resulted in part from uncertainty in the marketplace that existed prior to the announcement of the Company's proposed merger.

      Other Medical Equipment segment revenues increased to $10.3 million in the third quarter of 2000 from $9.8 million in the third quarter of 1999, primarily due to a $0.8 million increase in revenues from coagulation systems due to increased demand and the introduction of new products, offset in part by a decrease in revenues from skin-incision devices due to lower demand caused by competitive pricing pressures.

      The gross profit margin was 57% in the third quarter of 2000 and 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the third quarter of 2000 from 28% in the third quarter of 1999, primarily due to decreased revenues. Selling, general, and administrative expenses increased to $5.6 million in 2000 from $5.5 million in 1999, primarily due to an increase in selling and marketing expenses in the Other Medical
Equipment segment.

      Research and development expenses increased to $3.9 million in the third quarter of 2000 from $3.8 million in the third quarter of 1999. Research and development expenses were 20% and 19% of revenues in 2000 and 1999, respectively. The Company expects research and development expenses to increase over the life of the clinical trial being conducted to evaluate the electric
LVAS as an alternative to medical therapy, which is estimated to be two to three years. There can be no assurance that the Company will complete this study.

      Restructuring and unusual costs of $0.4 million were recorded by the Company in the third quarter of 2000 for employee retention costs in connection with the proposed sale of the Company (Notes 5 and 7).

      Interest income increased to $1.9 million in the third quarter of 2000 from $1.8 million in the third quarter of 1999, primarily due to an increase in interest rates. Interest expense decreased to $0.7 million in the third quarter of 2000 from $0.9 million in the third quarter of 1999, primarily due to the purchase by the Company of $15.2 million principal amount of its 4 3/4% subordinated convertible debentures in 2000 and 1999 (Note 6).

      The effective tax rate was 38% in the third quarter of 2000. The Company recorded a tax benefit of $0.1 million on the pretax income of $2.7 million in the third quarter of 1999 as a result of a favorable resolution of a Company claim for prior-year research and development tax credits. The effective tax rate exceeded the statutory federal income tax rate in 2000 primarily due to the impact of state income taxes.

First Nine Months 2000 Compared With First Nine Months 1999
-----------------------------------------------------------

      Total revenues increased to $62.2 million in the first nine months of 2000 from $59.4 million in the first nine months of 1999. LVAS segment revenues increased to $32.2 million in 2000 from $30.2 million in 1999, primarily due to an increase in revenues from the Company's electric LVAS, principally due to higher demand.

      Other Medical Equipment segment revenues increased to $30.0 million in the first nine months of 2000 from $29.2 million in the first nine months of 1999, primarily due to a $2.7 million increase in revenues from coagulation systems due to increased demand and the introduction of new products, offset in part by a decrease in revenues from skin-incision devices due to lower demand caused by competitive pricing pressures.




                            THERMO CARDIOSYSTEMS INC.

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

      The gross profit margin increased to 58% in the first nine months of 2000 from 57% in the first nine months of 1999 due to gross profit margin improvement in the LVAS segment. This improvement was primarily due to an increase in the average sales price for the electric LVAS, which improved the gross margin by approximately $0.7 million, as well as improved overhead absorption due to increased revenues. The gross profit margin for the Other Medical Equipment segment decreased slightly, principally as a result of changes in product mix.

      Selling, general, and administrative expenses as a percentage of revenues were 28% in the first nine months of 2000 and 1999. Selling, general, and administrative expenses increased to $17.6 million in 2000 from $16.6 million in 1999, primarily due to an increase in selling and marketing expenses in support of higher revenues.

      Research and development expenses increased to $11.6 million in the first nine months of 2000 from $11.1 million in the first nine months of 1999, primarily due to a $0.4 million increase in expenses in the LVAS segment, principally for the development of the HeartMate II and continuing expenses related to a clinical trial being conducted to evaluate the electric LVAS as an alternative to medical therapy. Research and development expenses were 19% of revenues in 2000 and 1999. To a lesser extent, research and development expenses increased due to increased product development activities in the Other Medical
Equipment segment.

      Restructuring and unusual costs of $1.1 million were recorded by the Company in the first nine months of 2000, for the reason discussed in the results of operations for the third quarter (Notes 5 and 7).

      Interest income increased to $5.6 million in the first nine months of 2000 from $5.3 million in the first nine months of 1999, primarily due to an increase in interest rates. Interest expense decreased to $2.2 million in the first nine months of 2000 from $2.7 million in the first nine months of 1999, due to the purchase by the Company of $15.2 million principal amount of its 4 3/4% subordinated convertible debentures in 2000 and 1999 (Note 6).

      The effective tax rate was 38% and 25% in the first nine months of 2000 and 1999, respectively. The effective tax rate exceeded the statutory federal income tax rate in 2000 primarily due to the impact of state income taxes. The effective tax rate was below the statutory federal income tax rate in 1999 primarily for the reason discussed in the results of operations for the third quarter.

      The Company recorded an extraordinary gain of $0.2 million in the first nine months of 2000 as a result of the purchase by the Company of $3.2 million principal amount of its 4 3/4% subordinated convertible debentures (Note 6).

Liquidity and Capital Resources

      Consolidated working capital was $147.6 million at September 30, 2000, compared with $115.5 million at January 1, 2000. Cash, cash equivalents, advance to affiliate, and short- and long-term available-for-sale investments were $129.2 million at September 30, 2000, compared with $125.0 million at January 1,
2000 (Note 9). During the first nine months of 2000, $8.0 million of cash was provided by operating activities. Cash of $1.5 million was used to fund an increase in inventory, primarily due to lower than anticipated sales during the third quarter of 2000. Cash of $1.0 million was provided by an increase in other current liabilities, primarily accrued retention costs. Cash of $0.8 million was provided by a decrease in accounts receivable, primarily due to increased collection efforts.

      During the first nine months of 2000, the Company's primary investing activity, excluding advance to affiliate and available-for-sale investments activity, was the purchase of property, plant, and equipment for $1.7 million.
The Company expects to make capital expenditures of approximately $1.0 million during the remainder of 2000, primarily for manufacturing and tooling equipment and leasehold improvements.



                            THERMO CARDIOSYSTEMS INC.

Liquidity and Capital Resources (continued)

      During the first nine months of 2000, the Company used $2.8 million of cash to purchase subordinated convertible debentures pursuant to authorizations by the Company's Board of Directors. In addition, the Company sold 60,000 shares of Company common stock in February 2000 for $0.3 million in connection with the exercise of a warrant previously granted to a third party.

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

PART II - OTHER INFORMATION

Item 5 - Other Information
--------------------------

      As previously disclosed in the Company's Annual Report on Form 10-K, the Company has received correspondence from a third party alleging that the manufacture and sale of the HeartMate LVAS infringes certain patent rights of such third party. During the third quarter of 2000, the United States Patent and Trademark Office, which has been reexamining the third party's U.S. patent, reversed its prior position that all claims of the patent are invalid and indicated that it intended to issue a reexamination certificate confirming patentability of the patent claims. The Company continues to believe that the patent is invalid. Given the inherent uncertainties in dispute resolution, however, if the Company were sued and the outcome were unfavorable, the Company's results of operations or financial condition could be materially adversely affected in amounts the Company cannot reasonably estimate.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.





                            THERMO CARDIOSYSTEMS INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 2000.

                                    THERMO CARDIOSYSTEMS INC.



                                    --------------------------------------------
                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                            THERMO CARDIOSYSTEMS INC.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

   2 Agreement and Plan of Merger dated as of October 3, 2000, by and among Thoratec Laboratories Corporation, Lightning Acquisition
               Corp., Thermo Electron Corporation, and Thermo Cardiosystems Inc.

 10.1          Addendum to Transition Agreement dated February 18, 2000, between
               R. Michael Kleine and Thermo Electron Corporation.

 10.2          Addendum to Transition Agreement dated February 18, 2000, between
               Victor L. Poirier and Thermo Electron Corporation.

 27            Financial Data Schedule.
